Form 10-Q
period 2001-03-31
AMERENENERGY GENERATING CO
filed 2001-05-31
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From                     to

                        Commission file number 333-56594.

                        AMEREN ENERGY GENERATING COMPANY
             (Exact name of registrant as specified in its charter)


                     Illinois                              37-1395586
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


                  1901 Chouteau Ave., St. Louis, Missouri 63103
              (Address of principal executive offices and Zip Code)


                         Registrant's telephone number,
                      including area code: (314) 554-2715


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes                .      No         X     .
                                      -------------            ------------


Shares outstanding of each of registrant's classes of common stock as of April
 30, 2001: Common Stock, no par value, held by Ameren Energy Development Company (parent company of Registrant) - 2,000

                        Ameren Energy Generating Company

                                      Index

                                                                      Page No.

Part I               Financial Information (Unaudited)

                     Management's Discussion and Analysis                2

                     Quantitative and Qualitative Disclosure
                     About Market Risk                                   7

                     Balance Sheet
                     - March 31, 2001 and December 31, 2000             12

                     Statement of Income
                     - Three months ended March 31, 2001                13

                     Statement of Cash Flows
                     - Three months ended March 31, 2001                14


                     Statement of Common Stockholder's Equity

                      - Three Months ended March 31, 2001               15

                     Notes to Financial Statements                      16


Part II              Other Information                                  19

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Ameren Corporation (Ameren) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) that was formed in December 1997 upon the merger of Union Electric Company (AmerenUE) and CIPSCO Incorporated, the former parent company of Central Illinois Public Service Company (AmerenCIPS). In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, AmerenCIPS transferred its electric generating assets and related liabilities, at historical net book value, to a newly created non-regulated company, AmerenEnergy Generating Company, referred to as the company, in exchange for a subordinated promissory note in the amount of $552 million from the company and 1,000 shares of the company's common stock.

AmerenEnergy Resources Company (Resources) is a holding company for Ameren's non-regulated electric generation business whose principal subsidiaries include the company, AmerenEnergy Development Company (Development Co.), AmerenEnergy Fuels and Services Company (Fuels Co.) and AmerenEnergy Marketing Company (Marketing Co.). Fuels Co. acts as the company's agent and manages the company's coal, natural gas and fuel oil procurement and supply. Development Co. develops and constructs generation assets for the company, and the company purchases generation assets from Development Co. when the assets are available for commercial operation. Marketing Co. focuses on selling wholesale, energy, capacity and other energy products for terms in excess of one year, and on retail transactions. In addition, Ameren Energy, Inc. (Ameren Energy), Ameren Corporation's wholly-owned energy trading and marketing subsidiary, acts as agent for the company and enters into contracts for the wholesale purchase and sale of energy on its behalf for terms less than a year. The company qualifies as an exempt wholesale generator under PUHCA and acts as Resources' primary vehicle for the ownership and operation of its non-regulated electric generation assets.

The company's financial statements include charges for services that Ameren Services Company (Ameren Services), a wholly-owned subsidiary of Ameren Corporation, provides to the company. Ameren Services provides shared support services for all Ameren companies. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

On May 1, 2000, the company and Marketing Co. entered into an electric power supply agreement (the Genco-Marketing Co. agreement) (and amended August 14, 2000 and March 30, 2001) under which Marketing Co. is entitled to purchase all of the company's energy and capacity. Any energy that Marketing Co. does not purchase will be released to Ameren Energy, which will seek to market it on the company's behalf. Also on May 1, 2000, Marketing Co. and AmerenCIPS entered into an electric power supply agreement (the Marketing Co.-CIPS agreement) (and amended March 30, 2001) to supply sufficient power to meet AmerenCIPS' native load requirements. A portion of the capacity and energy supplied by the company to Marketing Co. is resold to AmerenCIPS for resale to native load customers at rates specified by the Illinois Commerce Commission (which approximate the historical regulated rates for generation) or to those retail customers allowed choice of an electric supplier under state law at fixed market-based prices. Other capacity and energy purchased by Marketing Co. from the company will be used by Marketing Co. to serve its obligations under various long-term wholesale contracts it assumed from AmerenCIPS and other long-term wholesale and retail contracts it may enter into. The Marketing Co.-CIPS agreement expires December 31, 2004 and the Genco-Marketing Co. agreement may be terminated upon at least one year's notice given by either party, but in no event can it be terminated prior to December 31, 2004.

Prior to AmerenCIPS' transfer of its generating assets to the company on May 1, 2000, AmerenCIPS and AmerenUE jointly dispatched their generation pursuant to a joint dispatch agreement. In connection with the asset transfer, AmerenCIPS assigned its electric generation rights and obligations under this agreement to the company and the agreement was amended to reflect the fact that the company now owns and operates the generation assets previously owned by AmerenCIPS. As a result, the company jointly dispatches generation with AmerenUE under a new amended joint dispatch agreement. Under the agreement, the company and AmerenUE are entitled to serve load requirements from their own least-cost generation first, and then will allow the other company access to any available excess generation. All of the company's sales to Marketing Co. are considered load requirements. Sales made by the company to other customers through Ameren Energy as the company's agent are not considered load requirements.

The Illinois Electric Service Customer Choice and Rate Relief Law of 1997 provides for retail direct access, which allows customers to choose their electric generation supplier, to be phased in over several years. The phase-in of retail direct access began on October 1, 1999, with large industrial and commercial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Retail direct access will be offered to residential customers on May 1, 2002. The company is unable to predict the ultimate impact that retail direct access in Illinois will have on its future financial condition, results of operations or liquidity.

The assets transferred to the company in May 2000 included the five coal-fired electric generating stations located in Newton, Coffeen, Meredosia, Grand Tower and Hutsonville, Illinois (the coal plants) along with other rights, assets and liabilities related to the generation of electricity by AmerenCIPS. These electric generating facilities have a combined total generating capacity of 2,860 megawatts. Seven hundred and fifty employees, or approximately 45 percent of AmerenCIPS' workforce, were also transferred to the company as part of the transfer of the coal plants.

In June and July of 2000, the company acquired combustion turbine generating units at Pinckneyville and Gibson City, Illinois from Development Co. at Development Co.'s historical net book value. The total installed cost of these combustion turbine generating units is approximately $200 million. In September 2000, the company also acquired three combustion turbine generating units at the Joppa, Illinois site from an affiliate at the affiliate's historical net book value. The total installed cost of these combustion turbine generators is approximately $73 million. The company has entered into an operating lease agreement with Development Co. for these units at the Joppa site wherein the three combustion turbine generating units have been leased to Development Co. for a minimum term of fifteen years. The company receives rental payments under the lease in fixed monthly amounts that vary over the term of the lease and range in amount from $0.8 - $1.0 million. Development Co. is entitled to all of the output produced from the three units and will be responsible for all operating expenses. Development Co. intends to enter into an agreement with Midwest Electric Power, Inc., an affiliate, under which Midwest Electric Power, Inc. will provide operations and maintenance services. On November 1, 2000, Development Co. and Marketing Co. entered into an electric power supply agreement, referred to as the Development Co.-Marketing Co. agreement. The Development Co.-Marketing Co. agreement entitles Marketing Co. to all of the output from the Joppa site. The Development Co.-Marketing Co. agreement contains a monthly capacity charge that approximates the lease payment obligation Development Co. incurs from the company and an energy charge equal to the variable costs of operating the combustion turbine generating units. In April and May of 2001, the Company acquired two combustion turbine generating units at Kinmundy, Illinois from Development Co. at Development Co.'s historical book value. The total installed cost of the combustion turbine generating units is approximately $100 million.

The company's completed combustion turbine generating units at Pinckneyville, Gibson City, Joppa and Kinmundy represent 818 megawatts of capacity, giving the company 3,678 megawatts of total generating capacity at May 31, 2001. In the near term, the company expects to increase its generating capacity to 4,264 megawatts by summer 2001 through purchases from Development Co. With the addition of these units and other planned new combined cycle and simple cycle combustion turbine generating units, the company expects to have a total net electric generating capacity of up to 5,325 megawatts by mid-2005.

These future plans are subject to change, including increasing or decreasing planned or installed future generating capacity, based on market conditions, regulatory approvals for additions, the company's results of operations, cash flows, and financial condition, availability of financing, the assignment of purchase options on future generating units and other factors determined by management.

The following discussion and analysis should be read in conjunction with the Notes to the Financial Statements beginning on page 16, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements, and the Notes to the Financial Statements appearing in the company's registration statement on Form S-4, declared effective April 16, 2001.


RESULTS OF OPERATIONS

The company has a limited operating history. Separate financial statements with regard to the company's business are available only for the period since May 1, 2000. Prior to that, all operations of the coal plants were fully integrated with, and therefore results of operations were consolidated into the financial statements of, AmerenCIPS, whose business was to generate, transmit and distribute electricity and to provide other customer support services.

Earnings

Ongoing earnings for the three months ended March 31, 2001 totaled $15 million. First quarter ongoing earnings exclude the impact of a one-time charge of $2.0 million, net of tax, associated with the required adoption of a new accounting standard related to derivative financial instruments. (See "Other Matters" below for further discussion). The earnings were primarily driven by sales associated with the Genco-Marketing Co. agreement, as well as sales of the company's available generation by Ameren Energy. For the three months ended March 31, 2001, the Company's electric revenues were $204 million, of which $138 million was derived under the Genco-Marketing Co. agreement. Electric revenues from Ameren Energy's marketing efforts for the first quarter of 2001, were $58 million. Electric revenues from sales of available generation to AmerenUE through the amended joint dispatch agreement were $8 million.


Operating Costs

Operating expenses for the three months ended March 31, 2001 were $165 million. The operating expenses consisted of the following:



           (in millions)

           Fuel and purchased power                     $   114
           Other operating expenses                          24
           Maintenance                                        9
           Depreciation & amortization                       12
           Other taxes                                        6
                                                  --------------
                                                        $   165



Other operating expenses consist primarily of employee benefits, professional services and expenses associated with support services that are provided by Ameren Services. The support services provided by Ameren Services are based on actual costs incurred. For the first quarter of 2001 these services totaled $10 million.

Maintenance expenses are primarily driven by the timing of generating station maintenance. During the three months ended March 31, 2001, major maintenance expenditures included boiler maintenance and outage maintenance at the Newton station and boiler maintenance, turbine inspection and overhaul at the Meredosia station.

Depreciation consists of that from the coal plants and the new combustion turbine generating units. For the three months ended March 31, 2001, depreciation was $12 million. The net plant and equipment transferred from AmerenCIPS totaled $635 million.

Interest Expense

For the three months ended March 31, 2001, interest expense was $19 million. Of this amount, $11 million relates to the $552 million subordinated intercompany note to AmerenCIPS and $8 million relates to the Senior Notes (See "Liquidity and Capital Resources" below). The interest rates of the outstanding debt ranged from 6.16% to 8.35%.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $42 million for the three months ended March 31, 2001.

Cash flows used in investing activities totaled $42 million for the three months ended March 31, 2001 and related primarily to capital expenditures at the coal plants of $13 million and additional loans to Ameren's non-utility money pool of $29 million.

On November 1, 2000, the company privately placed Senior Notes, Series A due 2005 (Series A Notes) and Senior Notes, Series B due 2010 (Series B Notes) (collectively, the Senior Notes). The Series A Notes totaled $225 million. Interest accrues on the Series A Notes at a rate of 7.75% per year and is payable semiannually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series A Notes is payable on November 1, 2005. Series B Notes totaled $200 million. Interest accrues on the Series B Notes at a rate of 8.35% per year and is payable semiannually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series B Notes is payable on November 1, 2010. The proceeds received from the Senior Notes were $423.6 million, excluding transaction costs. With the proceeds of the Senior Notes, the company reduced its short-term borrowings incurred in connection with the construction of completed combustion turbine generating facilities, paid for the construction of certain combustion turbine facilities, and funded working capital and other capital expenditure needs. The company filed a registration statement on Form S-4 in the first quarter of 2001 to register the Senior Notes under the Securities Act of 1933, as amended, to permit an exchange offer of the Senior Notes. The registration statement was declared effective in April 2001.

The company's capital structure includes a $552 million subordinated intercompany note which it issued to AmerenCIPS as part of the purchase price for the transfer of the coal plants. The AmerenCIPS subordinated note bears interest at 7% per annum, has a 10-year amortization schedule and a 5-year maturity.

Future Capacity Additions

The company intends to purchase from Development Co. combustion turbine generating units at Grand Tower, Illinois, Columbia, Missouri and at the existing Pinckneyville station, in 2001, once they are available for commercial operation. These simple cycle and combined cycle combustion turbine generating units combined with the purchase of the Kinmundy units will provide incremental capacity of 820 megawatts in 2001.

The company also intends to purchase from Development Co. additional combustion turbine generating units at undetermined sites. These combustion turbine generating units are expected provide additional capacity of up to 1,165 megawatts and be available for commercial operation between mid-2002 and mid-2005. These combustion turbine generating units, including the 2001 units, are expected to cost up to approximately $1.0 billion. The following is a summary of the company's planned additions of combustion turbine generating units.

   Year                     Megawatts
   -----------------        ------------------
   2001                     820*
   -----------------
   2002                     515
   -----------------
   2004                     325
   -----------------
   2005                     325
   -----------------

   *Includes the Kinmundy unit purchases in April and May 2001.

Effective May 30, 2001, Resources entered into an agreement assigning to a third party contract rights to two combustion turbine generating units which had been planned for commercial operation by the company in 2003. As a result, these generating units will no longer be available to the company for purchase from Development Co. These units were expected to add 325 megawatts of generating capacity to the company's generation portfolio at a cost of $200 million. The company continually reviews its generation asset portfolio, and as a result, could modify its plan for generation asset additions, which could include the timing of when certain assets will be added to its portfolio, as well as the type of generation asset technology that will be employed, among other things.

The company anticipates securing additional permanent financing during 2001-2004 to fund the purchase of completed combustion turbine generating facilities. At this time, the company is unable to determine the amount of the additional permanent financing or the additional financing's impact on the company's financial position, results of operations or liquidity.

The company has the ability to borrow up to $463 million from Ameren through a non-utility money pool agreement. However, the total amount available to the company at any given time is reduced by the amount of borrowings from the non-utility money pool by other Ameren non-regulated companies but increased to the extent other Ameren non-regulated companies have surplus funds and the availability of other external borrowing sources. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. For the three months ended March 31, 2001, the average interest rate for the non-utility money pool was 5.95%. At March 31, 2001, the company had loaned $129 million to the non-utility money pool and at least $214 million was available through the non-utility money pool subject to reduction for borrowings by other Ameren non-regulated companies.

During the course of Ameren's resource planning, several alternatives are being considered to satisfy regulatory load requirements for 2001 and beyond for AmerenUE, AmerenCIPS, and Marketing Co. AmerenUE, through a competitive bidding process, has entered into a power sales agreement with Marketing Co. for the purchase of 450 megawatts of capacity and energy for the summer of 2001 at market based rates. Marketing Co. will acquire the power to supply AmerenUE from the company and from other sources. Alternatives being considered for the summer of 2002 and beyond include the purchase of capacity and energy, among other things.

In May 2001, the Missouri Public Service Commission (MoPSC) filed pleadings with the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) relating to AmerenUE's agreement to purchase 450 megawatts of capacity and energy from Marketing Co. The Missouri Office of Public Counsel
(OPC) also filed pleadings with the FERC in this matter.

The MoPSC's FERC pleading was filed in a proceeding initiated by Marketing Co. for approval of its power sales agreement with AmerenUE. Such pleading requests the FERC to reject Marketing Co.'s proposed market based rates alleging concerns about affiliate abuse and the overall competitiveness of the market and requests the FERC to set for hearing the appropriate level of cost-based rates, or in the alternative, set for hearing whether Marketing Co. has demonstrated that its proposed market-based rates will be just and reasonable. In its pleading, the OPC submits similar comments.

The MoPSC's SEC pleading requests an investigation into the contractual relationship between AmerenUE, Marketing Co. and the company in the context of the 450 megawatt power sales agreement and requests that the SEC find that such relationship violates a provision of PUHCA which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated exempt wholesale generator, like the company. In this case, the MoPSC's approval of the power sales agreement was not requested under PUHCA because the company is not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require AmerenUE to contract directly with the company and submit such contract to the MoPSC for review.

At this time, management is unable to predict the outcome of these proceedings or the ultimate impact on the company's future financial position, results of operation or liquidity.

In the fourth quarter of 2000, Ameren announced its intention to withdraw from the electric transmission related Midwest Independent System Operator (Midwest
ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO). In January 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and Ameren announced that it had signed an agreement to join the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement enabling Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. Ameren's withdrawal from the Midwest ISO remains subject to MoPSC approval. In addition, Ameren's transfer of control and operation of its transmission assets to the Alliance RTO is subject to MoPSC and Illinois Commerce Commission approvals and its membership in the Alliance RTO is subject to SEC approval under PUHCA. At this time, the company is unable to determine the impact that Ameren's withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Subject to certain approvals, the company intends to become primarily liable for $104 million of tax-exempt pollution control loan obligations to be transferred from AmerenCIPS during 2001. Upon the transfer of these obligations to the company, the amount of the company's liability to AmerenCIPS under the $552 million subordinated intercompany note will be reduced by a similar amount. The pollution control loan obligations referred to above have maturity dates ranging from 2014 to 2028 and bear interest at variable rates. At March 31, 2001, the interest rate on the pollution control loan obligations was 3.90%. However, concurrent with the transfer of these variable rate obligations to the company, the company expects to convert these to fixed interest rate obligations based on market conditions at that time.

In the ordinary course of business, the company explores opportunities to reduce its costs in order to remain competitive in the marketplace. Areas where the company focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the company has reached agreements with all of its major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The company also explores alternatives to effectively manage the size of its workforce.

These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the company, working with its affiliate, Fuels Co., explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel and transportation sources for the company's fossil power plants (e.g. utilizing low-sulfur versus high-sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

Certain of these reduction alternatives could result in additional investments being made at the company's generating stations in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate existing fuel contracts with suppliers. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed, as well as determine the impact of these actions on the company's future financial position, results of operations or liquidity.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, commodity prices, etc.). The following discussion of the company's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in "forward-looking" statements. The company handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the company also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following analysis.

The company's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set at the Ameren level by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers. Although the policies are set at the Ameren level, they are applicable to the company, as well as Ameren's other subsidiaries.

Interest Rate Risk

The company is exposed to market risk through changes in interest rates through its issuance of both variable rate and fixed rate debt. The company manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates. At March 31, 2001, the company had no variable rate debt outstanding.

Commodity Price Risk

The company is exposed to changes in market prices for electricity and fuel. Several techniques are utilized to mitigate the company's risk, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that the company uses (primarily forward contracts, futures contracts and option contracts) are dictated by risk management policies.

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or nontrading. Ameren Energy enters into contracts for the sale and purchase of energy on behalf of the company. The company is ultimately responsible for the performance of these contracts.
Currently, virtually all of Ameren Energy's transactions are considered non-hedging activities. See "Other Matters" below for discussion of SFAS 133.

Electricity Price Risk

The company measures its electricity position as total generating resources available, given historical forced outage rates, planned outages and forward market prices, less projected fixed price load requirements. The company considers the contracts in place through the end of 2004 to supply full requirements to AmerenCIPS' native load and fixed price market-based retail customers plus Marketing Co.'s wholesale contract commitments transferred to Marketing Co. from AmerenCIPS to be load requirements. The company's electricity and capacity price risks are primarily mitigated by the Genco-Marketing Co. agreement, the Marketing Co.-CIPS agreement, and Marketing Co.'s fixed price wholesale contract commitments. For the period January 1, 2001 through March 31, 2001, these agreements accounted for 69% of total operating revenues and are therefore the largest single protection against falling electricity and capacity prices.

The portion of the company's capacity which is not covered by the agreements and contracts discussed above will be managed either by Marketing Co. (generally for wholesale transactions over one year and retail sales) or Ameren Energy (generally for wholesale transactions under one year). The company's strategy is to continue to utilize Marketing Co. to offer most of its output under long-term wholesale contracts as more of the company's capacity and energy becomes available for resale as existing contracts expire. Ameren Energy will extract additional value from the generating facilities by selling energy in excess of the needs of Marketing Co. Also, Ameren Energy will purchase power on the company's behalf when power is available for purchase at lower cost than the company's cost of generation. Such power would be purchased to satisfy the company's delivery requirements under its agreement with Marketing Co., which Marketing Co. will use to meet its obligations under the load requirements discussed above.

The amended joint dispatch agreement includes a sharing mechanism which provides the company a benefit when it is able to use relatively low-cost generation available from AmerenUE to meet its long-term fixed price sales obligations as an alternative or supplement to its own generating resources. Conversely, the company forgoes some of the potential gain that would arise from high peak power prices in short-term or spot markets because AmerenUE has the right to use the company's available energy (i.e., energy not sold by the company to Marketing Co.) to the extent such energy is less expensive than energy produced from AmerenUE's next economically dispatchable generating unit. The price payable to the company in these circumstances would likely be lower than peak market prices. Under the amended joint dispatch agreement, the company and AmerenUE also share revenues when sales are made from AmerenUE's or the company's generating facilities to third parties on a short-term or spot basis.

Fuel Price Risk

The  company   forecasts   forward  fuel  exposure  based  on  historical   unit
availability, load requirements, forward fuel prices and forward electricity prices. This practice substitutes market purchases to supply load requirements when the price to purchase electricity is less than the cost to produce electricity, and creates forecasted fuel exposure when generation will be used to cover forecasted electricity sales.

Natural gas and coal price risks will be managed by Fuels Co. acting as the company's agent. Fixed price forward contracts, as well as futures and options, are all instruments which may be used to manage these risks. The majority of the company's fuel supply contracts are physical forward contracts.

Over 90% of the required coal for the company's coal plants has been acquired at fixed prices for 2001. As such, the company has minimal coal price risk for 2001. In addition, at least 77% of the coal requirements through 2005 and at least 52% of such requirements through 2010 are covered by long-term contracts. Under the existing requirements contracts, the capacity and energy requirements can be substantially satisfied by operation of the company's coal plants and accordingly, the fuel position with respect to such contracts is covered. However, the company has recently experienced some delays in its coal deliveries due to certain transportation and operating constraints in the system. The company is working closely with the transportation companies and monitoring its operating practices in order to maintain adequate levels of coal inventory for future operating purposes.

The company's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its intermediate and peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reduce the impact of price volatility. For the three months ended March 31, 2001, natural gas costs were $0.5 million.

Although the company cannot completely eliminate the effects of elevated gas prices and price volatility, its strategy is designed to minimize the effect of these market conditions on the results of its operations. The company's gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures including fixed price, indexed price and embedded price hedges such as caps and collars. The company's strategy also utilizes physical assets through storage, operator and balancing agreements to dampen price volatility.

OTHER MATTERS

Accounting Matters

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative and Hedging Activities" became effective on January 1, 2001. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet, measured at fair value.

The intended use of derivatives and their designation as either a fair value hedge or a cash flow hedge determines whether the gains or losses on the derivatives are to be reported in earnings or whether they are reported as a component of other comprehensive income (OCI) in stockholder's equity. In accordance with the transition provisions of SFAS 133, the company recorded a cumulative effect charge of $2 million after income taxes to the income statement, comprised of $0.5 million for ineffective portion of cash flow hedges and $1.5 million for discontinued hedges. The company also recorded a cumulative effect adjustment of $3 million after income taxes to OCI, representing the effective portion of designated cash flow hedges, which reduced stockholder's equity. The company expects that within the next twelve months it will reclassify to earnings all of the transition adjustment that was recorded in accumulated OCI . Gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

All derivatives are recognized on the balance sheet at fair value. On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) an instrument that is held for trading or non-hedging purposes (a "non-hedging" instrument). The company reevaluates its classification of individual derivative transactions daily. The company designates or de-designates derivative instruments as hedges based on many factors including changes in expectations of economic generation availability and changes in projected sales commitments. Changes in the fair value of derivatives are captured and reported based on the anticipated use of the derivative. If a derivative is designated as a cash flow hedge, the effective portion will not be reflected in the income statement. If the derivative is subsequently designated as a non-hedging instrument, any further change in fair value will be reflected in the income statement, with any previously deferred change in fair value remaining in accumulated OCI until the indicated delivery period. If, on the other hand, the derivative had been designated as a non-hedging transaction and subsequently designated as a cash flow hedge, the initial change in fair value between the transaction date and hedge designation date will be recorded in income, and the effective portion of any further change will be deferred in OCI. Changes in the fair value of derivatives designated as fair value hedges and changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments) are recorded in current-period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differs from the changes in the fair value of the hedged item) is recorded in current-period earnings. Changes in the fair value of derivative non-hedging instruments are reported in current-period earnings.

The company utilizes derivatives principally to manage the risk of changes in market prices for natural gas, coal, electricity and emission credits. The company's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances. Prudent risk management policies are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, coal and electricity cause (1) an unrealized appreciation or depreciation of the company's firm purchase commitments when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the company uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. Ameren primarily uses derivatives to optimize the value of its physical and contractual positions. Ameren continually assesses its supply and delivery commitment positions against forward market prices and internally forecast forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the company. Additionally, the company is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. These transactions are continuously monitored and valued by the RMSC to assure compliance with Ameren policies. The RMSC employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

By using derivative financial instruments, the company is exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. Credit risk management is based upon consideration and measurement of four factors:
(1) accounts  receivable  (2) mark to market (3)  probability of default and
(4) the recovery rate of the defaulted position that is likely to be recovered. The company manages its credit (or repayment) risk in derivative instruments by (1) using both portfolio limits, i.e.

no more than prescribed dollar amounts exposed to companies within various credit categories as well as limiting exposures to individual companies,
(2) monitoring  the  financial  condition of its  counterparties  and,
(3) enhancing credit quality through contractual terms such as netting, required collateral postings, letters of credit and parental guaranties.

Market risk is the risk that the value of a financial instrument might be adversely affected by a change in commodity prices. The company manages this risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken as mentioned above.

The following is a summary of Ameren's risk management strategies and the effect of these strategies on the company's financial statements.

Cash Flow Hedges

The company routinely enters into forward sales contracts for electricity based on forecasted levels of excess economic generation. The amount of excess economic generation that might be sold forward varies throughout the year and is monitored by the RMSC. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses (both at hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have historically been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three months ended March 31, 2001, the net gain, which represented the total ineffectiveness of all cash flow hedges as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was immaterial. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. Additionally, the company recorded a pretax net gain of $3 million as electric revenues in the statement of income due to the change in value of discontinued cash flow hedges, non-hedging transactions and the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery.

As of March 31, 2001, all of the deferred net losses on derivative instruments accumulated in OCI are expected to be reversed during the next twelve months. The derivative net losses will be reversed upon delivery of the commodity being hedged or settlement of the contract.

Other Derivatives

The company enters into option transactions to manage the company's coal purchasing prices and to manage the cost of electricity by selling puts at prices below the marginal cost of generation. These transactions are treated as non-hedging transactions under FAS 133; therefore, the net change in the market value is recorded as fuel and purchased power in the statement of income.

As of March 31, 2001, the company has recorded the fair value of derivative financial instrument assets of $5 million in Other Assets and derivative financial instrument liabilities of $6 million in Other Deferred Credits and Liabilities.

The company enters into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the company records these transactions as normal purchases and normal sales because these contracts are expected to result in physical delivery.

Other

Certain employees of the company and its affiliated companies are represented by the International Brotherhood of Electrical Workers and the International Union of Operating Engineers. These employees comprise approximately 75% of the company's workforce. Labor agreements covering virtually all represented employees of the company expired in 1999 and were renewed for a term expiring in 2002.

Safe Harbor Statement

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the company of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of withdrawal from the Midwest ISO and membership in Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; wholesale and retail pricing for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; the impact of the adoption of new accounting standards; fuel availability; generation plant construction, installation and performance; the impact of current environmental regulations on generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; competition from other generating facilities, including new facilities that may be developed in the future; cost and availibility of transmission capacity for the energy generated by the company's generating facilities or required to satisfy energy sales made on the company's behalf; and legal and administrative proceedings.

AMERENENERGY GENERATING COMPANY
BALANCE SHEET
UNAUDITED

(Thousands of Dollars, Except Shares)

ASSETS                                                                  March 31,     December 31,
------                                                                    2000           2000
                                                                      ------------------------------
Current:
   Cash and cash equivalents                                          $    351      $      596
   Accounts receivable - intercompany                                   69,578          57,887
   Accounts receivable                                                   7,751          10,694
   Other receivables - intercompany                                    155,050         125,850
   Materials and supplies, at average cost
      Fossil fuel                                                       29,004          24,791
      Other                                                             19,203          19,120
   Other current assets                                                  1,200           1,489
                                                                   ------------   -------------
       Total current assets                                            282,137         240,427
                                                                   ------------   -------------


Property and plant at cost, net                                        952,409         951,017
Advances for committed units - intercompany                            125,000         125,000
Deferred income taxes, net                                              65,975          69,918
Other assets                                                            11,332           7,300
                                                                   ------------   -------------

TOTAL ASSETS                                                        $1,436,853     $ 1,393,662
                                                                   ============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

Current:

   Current portion of subordinated notes payable - intercompany     $   43,544     $    43,544
   Accounts and wages payable                                           25,134          30,942
   Accounts and wages payable - intercompany                            41,607          23,028
   Current portion of income tax payable - intercompany                 15,590          15,874
   Taxes accrued                                                        35,894          26,277
   Interest accrued                                                     14,224           5,690
   Interest payable - intercompany                                       3,509           3,801
   Other                                                                 1,775           4,587
                                                                   ------------   -------------
         Total current liabilities                                     181,277         153,743
                                                                   ------------   -------------

Other deferred credits                                                   7,814             609
Accumulated deferred investment tax credits                             17,872          18,233
Income tax payable - intercompany                                      191,842         195,509
Long-term debt, net                                                    423,727         423,676
Subordinated notes payable - intercompany                              558,082         558,082

Stockholder's equity:
   Common stock, $1 par value, authorized 10,000 shares -
   outstanding  2,000 shares                                                 2               2
Retained earnings                                                       57,094          43,808
Accumulated other comprehensive income                                    (857)              -
                                                                   ------------   -------------
    Total Stockholder's equity                                          56,239          43,810
                                                                   ------------   -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $1,436,853     $ 1,393,662
                                                                   ============   =============

================================================================================================
See Notes to Financial Statements which are an integral part of these statements.

AMERENENERGY GENERATING COMPANY
STATEMENT OF INCOME
UNAUDITED
---------

(Thousands of Dollars)


For the period January 1, 2001 through March 31, 2001
OPERATING REVENUES:
   Electric - intercompany                                              $ 146,292
   Electric                                                                57,943
   Other - intercompany                                                     3,200
                                                                   ---------------
      Total operating revenues                                            207,435
                                                                   ---------------

OPERATING EXPENSES:
   Operations :
      Fuel and purchased power                                            114,181
      Other                                                                24,334
                                                                   ---------------
                                                                          138,515

   Maintenance                                                              8,808
   Depreciation and amortization                                           11,433
   Other taxes                                                              5,975
                                                                   ---------------
      Total operating expenses                                            164,731
                                                                   ---------------

Operating income                                                           42,704

   Interest expense - intercompany                                         10,506
   Interest expense                                                         8,499
   Other income                                                            (1,753)
                                                                   ---------------

Income before income taxes                                                 25,452

   Income taxes                                                            10,173
                                                                   ---------------


Income before cumulative effect of change in accounting principle
                                                                           15,279
Cumulative effect of change in accounting principle, net of
income taxes                                                               (1,993)
                                                                   ---------------

NET INCOME                                                              $  13,286
                                                                   ===============


See Notes to Financial Statements which are an integral part of these statements.

AMERENENERGY GENERATING COMPANY
STATEMENT OF CASH FLOWS
UNAUDITED
---------

(Thousands of Dollars)

For the period January 1, 2001 through March 31, 2001
Cash Flows From Operating Activities:
   Net income                                                           $  13,286
   Adjustments to reconcile net income to net cash Provided by operating activities:
        Cumulative effect of change in accounting principle                 1,993
        Depreciation and amortization                                      11,433
        Deferred income taxes                                               4,611
        Deferred investment tax credits                                      (361)
        Changes in assets and liabilities:
           Receivables, net                                                (8,748)
           Materials and supplies                                          (4,296)
           Accounts and wages payable                                      12,771
           Taxes accrued                                                    9,617
           Income tax payable - intercompany                               (3,951)
           Interest accrued and payable                                     8,242
           Other, net                                                      (2,677)
                                                                   ---------------
Net Cash Provided By Operating Activities                                  41,920
                                                                   ---------------
Cash Flows From Investing Activities:
   Construction expenditures                                              (12,965)
   Other receivables - intercompany                                       (29,200)
                                                                   ---------------
Net Cash Used In Investing Activities                                     (42,165)
                                                                   ---------------


Net Change In Cash And Cash Equivalents                                      (245)
Cash And Cash Equivalents At Beginning Of Period                              596
                                                                   ---------------
Cash And Cash Equivalents At End Of Period                              $     351
                                                                   ===============

Cash paid during the period:
     Interest                                                              10,820
     Income taxes                                                           3,951


See Notes to Financial Statements which are an integral part of these statements.


AMERENENERGY GENERATING COMPANY
STATEMENT OF COMMON STOCKHOLDER'S EQUITY
UNAUDITED
---------

(Thousands of Dollars)

                                                                 Three Months Ended
                                                                   March 31, 2001
                                                                --------------------
Common stock                                                            $       2

Retained earnings
     Beginning balance                                                     43,808
     Net income                                                            13,286
                                                                --------------------
                                                                           57,094

Accumulated other comprehensive income
     Beginning balance                                                          -
     Change in current period                                                (857)
                                                                 --------------------
                                                                             (857)

                                                                 --------------------
Total common stockholder's equity                                       $  56,239
                                                                 ====================


Comprehensive income, net of tax
     Net income                                                         $  13,286
     Cumulative effect of accounting change                                (3,378)
     Unrealized net gain on derivative hedging instruments                  2,521
                                                                 --------------------
                                                                        $  12,429
                                                                 ====================

See Notes to Financial Statements which are an integral part of these statements.

AMERENENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2001

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

Note 1 - Ameren Corporation (Ameren) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) that was formed in December 1997 upon the merger of CIPSCO Incorporated, the former parent company of Central Illinois Public Service Company (AmerenCIPS), and Union Electric Company (AmerenUE). In response to the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, AmerenCIPS transferred its electric generating assets and related liabilities, at historical net book value, to a newly created non-regulated company, AmerenEnergy Generating Company (Genco or the company), a subsidiary of Ameren's wholly-owned subsidiary, AmerenEnergy Resources Company (Resources), in exchange for a subordinated promissory note from the company and 1,000 shares of the company's common stock.

Resources is a holding company for Ameren's non-regulated electric generation business whose principal subsidiaries include the company, AmerenEnergy Development Company (Development Co.), AmerenEnergy Fuels and Services Company (Fuels Co.) and AmerenEnergy Marketing Company (Marketing Co.). Fuels Co. acts as the company's agent and manages the company's coal, natural gas and fuel oil procurement and supply. Development Co. develops and constructs generation assets for the company, and the company purchases generation assets from Development Co. when the assets are available for commercial operation. Marketing Co. focuses on marketing energy, capacity and other energy products for terms in excess of one year. In addition, AmerenEnergy, Inc. (Ameren Energy), Ameren's energy trading and marketing subsidiary, acts as agent for the company and enters into contracts for the sale and purchase of energy on behalf of the company for terms less than a year. The company qualifies as an exempt wholesale generator under PUHCA and owns and operates Resource's non-regulated electric generation business. The company's fiscal year-end is December 31.

Note 2 - The company has a limited operating history. Separate financial statements with regard to the company's business are available only for the period since May 1, 2000. Prior to that, all operations of the coal plants were fully integrated with, and therefore results of operations were consolidated into the financial statements of, AmerenCIPS, whose business was to generate, transmit and distribute electricity and to provide other customer support services. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in the Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, the company believes, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to the Financial Statements included in the company's registration statement on Form S-4, declared effective April 16, 2001, for information relevant to the financial statements contained in the Form 10-Q, including information as to the significant accounting policies of the company.

Note 3 - The company believes the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of utility operations, financial results for the periods ended March 31, 2001, are not necessarily indicative of trends for any three month period.

Note 5 - In the fourth quarter of 2000, Ameren announced its intention to withdraw from the electric transmission related Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO). In January 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and Ameren announced that it had signed an agreement to join the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement enabling Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. Ameren's withdrawal from the Midwest ISO remains subject to Missouri Public Service Commission (MoPSC) approval.

In addition, Ameren's transfer of control and operation of its transmission assets to the Alliance RTO is subject to MoPSC and Illinois Commerce Commission approvals and its membership in the Alliance RTO is subject to SEC approval under PUHCA. At this time, the company is unable to determine the impact that Ameren's withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Note 6 - Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative and Hedging Activities" became effective on January 1, 2001. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet, measured at fair value. The intended use of derivatives and their designation as either a fair value hedge or a cash flow hedge determines whether the gains or losses on the derivatives are to be reported in earnings or whether they are reported as a component of other comprehensive income (OCI) in stockholder's equity. In accordance with the transition provisions of SFAS 133, the company recorded a cumulative effect charge of $2 million after income taxes to the income statement, comprised of $0.5 million for ineffective portion of cash flow hedges and $1.5 million for discontinued hedges. The company also recorded a cumulative effect adjustment of $3 million after income taxes to OCI, representing the effective portion of designated cash flow hedges, which reduced stockholder's equity. The company expects that within the next twelve months it will reclassify to earnings all of the transition adjustment that was recorded in accumulated OCI . Gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

All derivatives are recognized on the balance sheet at fair value. On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) an instrument that is held for trading or non-hedging purposes (a "non-hedging" instrument). The company reevaluates its classification of individual derivative transactions daily. The company designates or de-designates derivative instruments as hedges based on many factors including changes in expectations of economic generation availability and changes in projected sales commitments. Changes in the fair value of derivatives are captured and reported based on the anticipated use of the derivative. If a derivative is designated as a cash flow hedge, the effective portion will not be reflected in the income statement. If the derivative is subsequently designated as a non-hedging instrument, any further change in fair value will be reflected in the income statement, with any previously deferred change in fair value remaining in accumulated OCI until the indicated delivery period. If, on the other hand, the derivative had been designated as a non-hedging transaction and subsequently designated as a cash flow hedge, the initial change in fair value between the transaction date and hedge designation date will be recorded in income, and the effective portion of any further change will be deferred in OCI. Changes in the fair value of derivatives designated as fair value hedges and changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments) are recorded in current-period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differs from the changes in the fair value of the hedged item) is recorded in current-period earnings. Changes in the fair value of derivative non-hedging instruments are reported in current-period earnings.

The company utilizes derivatives principally to manage the risk of changes in market prices for natural gas, coal, electricity and emission credits. The company's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances. Prudent risk management policies are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, coal and electricity cause (1) an unrealized appreciation or depreciation of the company's firm purchase commitments when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the company uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. Ameren primarily uses derivatives to optimize the value of its physical and contractual positions. Ameren continually assesses its supply and delivery commitment positions against forward market prices and internally forecast forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the company. Additionally, the company is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. These transactions are continuously monitored and valued by the RMSC to assure compliance with Ameren policies.

The RMSC employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

By using derivative financial instruments, the company is exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. Credit risk management is based upon consideration and measurement of four factors:
(1) accounts  receivable  (2) mark to market (3)  probability of default and
(4) the recovery rate of the defaulted position that is likely to be recovered. The company manages its credit (or repayment) risk in derivative instruments by (1) using both portfolio limits, i.e. no more than prescribed dollar amounts exposed to companies within various credit categories as well
as limiting  exposures to individual   companies,   (2)   monitoring   the
financial   condition  of  its counterparties and, (3) enhancing credit quality through contractual terms such as netting, required collateral postings, letters of credit and parental guaranties.

Market risk is the risk that the value of a financial instrument might be adversely affected by a change in commodity prices. The company manages this risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken as mentioned above.

The following is a summary of Ameren's risk management strategies and the effect of these strategies on the company's financial statements.

Cash Flow Hedges
The company routinely enters into forward sales contracts for electricity based on forecasted levels of excess economic generation. The amount of excess economic generation that might be sold forward varies throughout the year and is monitored by the RMSC. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company also formally assesses (both at hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have historically been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three months ended March 31, 2001, the net gain, which represented the total ineffectiveness of all cash flow hedges as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was immaterial. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. Additionally, the company recorded a pretax net gain of $3 million as electric revenues in the statement of income due to the change in value of discontinued cash flow hedges, non-hedging transactions and the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery.

As of March 31, 2001, all of the deferred net losses on derivative instruments accumulated in OCI are expected to be reversed during the next twelve months. The derivative net losses will be reversed upon delivery of the commodity being hedged or settlement of the contract.

Other Derivatives
The company enters into option transactions to manage the company's coal purchasing prices and to manage the cost of electricity by selling puts at prices below the marginal cost of generation. These transactions are treated as non-hedging transactions under FAS 133; therefore, the net change in the market value is recorded as fuel and purchased power in the statement of income.

As of March 31, 2001, the company has recorded the fair value of derivative financial instrument assets of $5 million in Other Assets and derivative financial instrument liabilities of $6 million in Other Deferred Credits and Liabilities.

The company enters into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the company records these transactions as normal purchases and normal sales because these contracts are expected to result in physical delivery.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a)(i)   Exhibits.


                 Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges, 11 Months Ended March 31, 2001.

         (a)(ii) Exhibits Incorporated by Reference.

                  3.1 - Articles of Incorporation of AmerenEnergy Generating Company (the Company), filed March 2, 2000 (File No. 333-56594, Exhibit 3.1).



                  3.2 - Amendment to Articles of Incorporation of the Company, filed April 19, 2000 (File No. 333-56594,
                          Exhibit 3.2).



                  3.3  -   By-laws of the Company (File No. 333-56594,
                           Exhibit 3.3).


                  4.1 - Indenture dated as of November 1, 2000 from the Company to The Bank of New York, as Trustee, relating to the issuance of senior notes (File No. 333-56594, Exhibit 4.1).



                  4.2 - First Supplemental Indenture dated as of November 1, 2000 to Indenture dated as of November 1, 2000 from the Company to The Bank of New York, as Trustee, relating to the Company's 7.75% Senior Notes, Series A due 2005 and 8.35% Senior Notes, Series B due 2010 (including as exhibit the form of Senior Note) (File No. 333-56594, Exhibit 4.2).



                  4.3 - Registration Rights Agreement, dated as of November 1, 2000, among the Company and the Initial Purchasers relating to the Company's 7.75% Senior Notes, Series A due 2005 and 8.35% Senior Notes, Series B due 2010 (File No. 333-56594, Exhibit 4.6).



                 10.1 - Asset Purchase Agreement between the Company and Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) (June 30, 2000 AmerenCIPS Form 10-Q, Exhibit 10).



                 10.2  -  Amended Electric Power Supply Agreement between the
                          Company and AmerenEnergy Marketing Company (Marketing Co.) (File No. 333-56594, Exhibit 10.2).

                 10.3  -  2nd Amended Electric Power Supply Agreement between the Company and Marketing Co. (March 31, 2001 Ameren Corporation (Ameren) Form 10-Q, Exhibit 10.1).



                 10.4  -  Electric Power Supply Agreement between Marketing Co.
                          and AmerenCIPS (File No. 333-56594, Exhibit 10.3).



                 10.5  -  Amended Electric Power Supply Agreement between
                          Marketing Co. and AmerenCIPS (March 31, 2001 Ameren Form 10-Q, Exhibit 10.2).


                 10.6 - Amended Joint Dispatch Agreement among the Company, AmerenCIPS and Union Electric Company d/b/a AmerenUE (AmerenUE) (File No. 333-56594, Exhibit 10.4).



                 10.7  -  Agency Agreement among the Company, AmerenUE,
                          Marketing Co. and AmerenEnergy, Inc.
                          (File No. 333-56594, Exhibit 10.5).



                 10.8  -  General Services Agreement between Ameren Services
                          Company (Ameren Services) and AmerenEnergy Resources Company (Resources Company) (File No. 333-56594,
                          Exhibit 10.6).



                 10.9  -  Fuel Services Agreement between AmerenEnergy Fuels and Services Company and Resources Company (File No. 333-56594, Exhibit 10.7).



                10.10  -  Form of Parallel Operating Agreement between the
                          Company and Ameren Services (File No. 333-56594,
                          Exhibit 10.8).



                10.11  -  Committed Unit Contribution Agreement between the
                          Company and Resources Company (on behalf of itself and AmerenEnergy Development Company
                          (Development Co.)) (File No. 333-56594, Exhibit 10.9).



                10.12  -  Lease Agreement between the Company and Development
                          Co. (File No. 333-56594, Exhibit 10.10).



                10.13  -  Long-Term Incentive Plan of 1998 (1998 Ameren Form
                          10-K, Exhibit 10.1).



                10.14  -  Change of Control Severance Plan (1998 Ameren Form
                          10-K, Exhibit 10.2).



                10.15 - Ameren's Deferred Compensation Plan for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (2000 Ameren Form 10-K,
                          Exhibit 10.1).

                10.16  -  Ameren's Deferred Compensation Plan for Members of
                          the Board of Directors (1998 Ameren Form 10-K, Exhibit 10.4).



                10.17 - Ameren's Executive Incentive Compensation Program Elective Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (2000 Ameren Form 10-K, Exhibit 10.2).

         (b)     Reports on Form 8-K.  None.


   Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-14756.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMEREN ENERGY GENERATING COMPANY
                                             (Registrant)


                                   By            /s/ Warner L. Baxter
                                      --------------------------------------
                                                     Warner L. Baxter
                                               Vice President and Controller
                                               (Principal Accounting Officer)


Date:  May 31, 2001

                                                                  Exhibit 12

                Calculation of Ratio of Earnings to Fixed Charges
                                 (in thousands)

For the period from May 1, 2000 through March 31, 2001

Pre-tax income from
       continuing operations                                           $ 96,473
Add-fixed charges:
       Interest expense and amortization of debt
          discount on third-party indebtedness..........               $ 13,843
       Interest expense on intercompany
          indebtedness..................................               $ 40,043
       Interest capitalized.............................               $  1,040
Total fixed charges                                                    $ 54,926
Pre-tax income (loss) from continuing
       operations                                                     $ 150,192
Ratio of earnings to fixed charges.....................                   2.756

For purposes of computing the ratio of earnings to fixed charges, "earnings" consists of net income plus fixed charges and income taxes, less undistributed income from equity investees. "Fixed charges" consists of interest charges and the amortization of debt discounts and issue costs.