Form 10-Q
period 2001-06-30
AMERENENERGY GENERATING CO
filed 2001-08-14
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 2001

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


                         Registrant's telephone number,
                       including area code: (314) 554-3922


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes          X     .      No               .
                                          -------------            ------------


Shares outstanding of each of registrant's classes of common stock as of August
  14, 2001: Common Stock, no par value, held by Ameren Energy Development Company (parent company of Registrant) - 2,000

                         AmerenEnergy Generating Company

                                      Index

                                                                      Page No.

Part I            Financial Information

                  Item 1.  Financial Statements (Unaudited)

                     Balance Sheet
                       - June 30, 2001 and December 31, 2000             11

                     Statement of Income
                       - Three and six months ended
                          June 30, 2001                                  12

                     Statement of Cash Flows
                       - Six months ended June 30, 2001                  13

                     Statement of Common Stockholder's Equity
                       - Six months ended June 30, 2001                  14

                     Notes to Financial Statements                       15

                  Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           2

                  Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       8


Part II           Other Information

                  Item 6.  Exhibits and Reports on Form 8-K              19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

The unaudited financial statements of AmerenEnergy Generating Company (Genco or the Registrant) appear on pages 11 through 18 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Ameren Corporation (Ameren) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's primary operating companies are Union Electric Company (AmerenUE), Central Illinois Public Service Company (AmerenCIPS), both subsidiaries of Ameren, and the Registrant, the nonregulated electric generating subsidiary of AmerenEnergy Resources Company (Resources), which is a subsidiary of Ameren. In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, AmerenCIPS transferred its electric generating assets and related liabilities, at historical net book value, to a newly created non-regulated company, the Registrant, in exchange for a subordinated promissory note in the amount of $552 million from the Registrant and 1,000 shares of the Registrant's common stock.

Resources is a holding company for Ameren's nonregulated electric generation business whose principal subsidiaries include the Registrant, AmerenEnergy Development Company (Development Co.), AmerenEnergy Fuels and Services Company (Fuels Co.) and AmerenEnergy Marketing Company (Marketing Co.). Fuels Co. acts as the Registrant's agent and manages the Registrant's coal, natural gas and fuel oil procurement and supply. Development Co. develops and constructs generation assets for the Registrant, and the Registrant purchases generation assets from Development Co. when the assets are available for commercial operation. Marketing Co. focuses on selling wholesale energy, capacity and other energy products for terms in excess of one year, and on retail transactions. In addition, Ameren Energy, Inc. (Ameren Energy), Ameren's wholly owned energy trading and marketing subsidiary, acts as agent for the Registrant and enters into contracts for the wholesale purchase and sale of energy on its behalf for terms less than a year. The Registrant qualifies as an exempt wholesale generator under PUHCA and acts as Resources' primary vehicle for the ownership and operation of its nonregulated electric generation assets.

The Registrant's financial statements include charges for services that Ameren Services Company (Ameren Services), a wholly owned subsidiary of Ameren, provides to the Registrant. Ameren Services provides shared support services for all Ameren companies. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

On May 1, 2000, the Registrant and Marketing Co. entered into an electric power supply agreement (the Genco-Marketing Co. agreement) (and amended August 14, 2000 and March 30, 2001) under which Marketing Co. is entitled to purchase all of the Registrant's energy and capacity. Any energy that Marketing Co. does not purchase will be released to Ameren Energy, which will seek to market it on the Registrant's behalf. Also on May 1, 2000, Marketing Co. and AmerenCIPS entered into an electric power supply agreement (the Marketing Co.-CIPS agreement) (and amended March 30, 2001) to supply sufficient power to meet AmerenCIPS' native load requirements. A portion of the capacity and energy supplied by the Registrant to Marketing Co. is resold to AmerenCIPS for resale to native load customers at rates specified by the Illinois Commerce Commission (which approximate the historical regulated rates for generation) or to those retail customers allowed choice of an electric supplier under state law at fixed market-based prices. Other capacity and energy purchased by Marketing Co. from the Registrant will be used by Marketing Co. to serve its obligations under various long-term wholesale contracts it assumed from AmerenCIPS and other long-term wholesale and retail contracts it may enter into. The Marketing Co.-CIPS agreement expires December 31, 2004 and the Genco-Marketing Co. agreement may be terminated upon at least one year's notice given by either party, but in no event can it be terminated prior to December 31, 2004.

Prior to AmerenCIPS' transfer of its generating assets to the Registrant on May 1, 2000, AmerenCIPS and AmerenUE jointly dispatched their generation pursuant to a joint dispatch agreement. In connection with the asset transfer, AmerenCIPS assigned its electric generation rights and obligations under this agreement to the Registrant and the agreement was amended to reflect the fact that the Registrant now owns and operates the generation assets previously owned by AmerenCIPS. As a result, the Registrant jointly dispatches generation with AmerenUE under a new amended joint dispatch agreement. Under the agreement, the Registrant and AmerenUE are entitled to serve load requirements from their own least-cost generation first, and then will allow the other company access to any available excess generation. All of the Registrant's sales to Marketing Co. are considered load requirements. Sales made by the Registrant to other customers through Ameren Energy as the Registrant's agent are not considered load requirements.

The Illinois Electric Service Customer Choice and Rate Relief Law of 1997 provides for retail direct access, which allows customers to choose their electric generation supplier, to be phased in over several years. The phase-in of retail direct access began on October 1, 1999, with large industrial and commercial customers principally comprising the initial group. The remaining commercial and industrial customers in Illinois were offered choice on December 31, 2000. Retail direct access will be offered to residential customers on May 1, 2002. The Registrant is unable to predict the ultimate impact that retail direct access in Illinois will have on its future financial condition, results of operations or liquidity.

The assets transferred to the Registrant in May 2000 included the five coal-fired electric generating stations located in Newton, Coffeen, Meredosia, Grand Tower and Hutsonville, Illinois (the coal plants) along with other rights, assets and liabilities related to the generation of electricity by AmerenCIPS. These electric generating facilities have a combined total generating capacity of 2,860 megawatts. Seven hundred and fifty employees, or approximately 45 percent of AmerenCIPS' workforce, were also transferred to the Registrant as part of the transfer of the coal plants.

In June and July of 2000, the Registrant acquired combustion turbine generating units at Pinckneyville and Gibson City, Illinois from Development Co. at Development Co.'s historical net book value. The total installed cost of these combustion turbine generating units is approximately $200 million. In September 2000, the Registrant also acquired three combustion turbine generating units at the Joppa, Illinois site from an affiliate at the affiliate's historical net book value. The total installed cost of these combustion turbine generators is approximately $73 million. The Registrant has entered into an operating lease agreement with Development Co. for these units at the Joppa site wherein the three combustion turbine generating units have been leased to Development Co. for a minimum term of fifteen years. The Registrant receives rental payments under the lease in fixed monthly amounts that vary over the term of the lease and range in amount from $0.8 - $1.0 million. Development Co. is entitled to all of the output produced from the three units and will be responsible for all operating expenses. Development Co. intends to enter into an agreement with Midwest Electric Power, Inc., an affiliate, under which Midwest Electric Power, Inc. will provide operations and maintenance services. On November 1, 2000, Development Co. and Marketing Co. entered into an electric power supply agreement, referred to as the Development Co.-Marketing Co. agreement. The Development Co.-Marketing Co. agreement entitles Marketing Co. to all of the output from the Joppa site. The Development Co.-Marketing Co. agreement contains a monthly capacity charge that approximates the lease payment obligation Development Co. incurs from the Registrant and an energy charge equal to the variable costs of operating the combustion turbine generating units.

During the second quarter of 2001, the Registrant acquired seven combustion turbine generating units at Kinmundy, Pinckneyville, and Grand Tower, Illinois and Columbia, Missouri from Development Co. at Development Co.'s historical book value. The total installed cost of the combustion turbine generating units is approximately $300 million. These units represent 527 megawatts of capacity. In July 2001, the Registrant acquired four additional combustion turbine generating units at Pinckneyville and Columbia from Development Co. at Development Co.'s historical book value. The total installed cost of these combustion turbine generating units is approximately $74 million and represents 144 megawatts of capacity, giving the Registrant 4,127 megawatts of total generating capacity at July 31, 2001. The Registrant expects to increase its generating capacity to 4,276 megawatts by the end of 2001 through an additional purchase from Development Co. of a combustion turbine generating unit at Grand Tower, Illinois. The expected cost of this additional capacity is approximately $125 million. (See "Liquidity and Capital Additions" below for further information).

The following discussion and analysis should be read in conjunction with the Notes to the Financial Statements beginning on page 15, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements, and the Notes to the Financial Statements appearing in the Registrant's registration statement on Form S-4, declared effective April 16, 2001.

RESULTS OF OPERATIONS

The Registrant has a limited operating history. Separate financial statements of the Registrant are available only for the period since May 1, 2000. Prior to that date, all operations of the coal plants were fully integrated with, and therefore results of operations were consolidated into the financial statements of, AmerenCIPS.

Earnings
Earnings for the three months ended June 30, 2001 totaled $12 million. Ongoing earnings for the six months ended June 30, 2001 totaled $27 million, which excludes the impact of a one-time charge of $2 million, net of tax, associated with the required adoption of a new accounting standard related to derivative financial instruments. (See "Accounting Matters" below and Note 4 under Notes to Financial Statements for further discussion). The earnings were primarily driven by sales associated with the Genco-Marketing Co. agreement, as well as sales of the Registrant's available generation by Ameren Energy. For the three and six months ended June 30, 2001, the Registrant's electric revenues were $207 million and $411 million, respectively, of which $134 million and $272 million, respectively, were derived under the Genco-Marketing Co. agreement. Electric revenues from Ameren Energy's marketing efforts for the three and six months ended June 30, 2001, were $67 million and $125 million, respectively. The Registrant is seeing a substantial decline in power market volatility and forward energy prices for the remainder of the year. Continued weakness in forward energy prices would reduce Ameren Energy's trading margins and, consequently, may lower earnings. Electric revenues from sales of available generation to AmerenUE through the amended joint dispatch agreement over those same periods were $6 million and $14 million, respectively.

Operating Expenses
Operating expenses for the three and six months ended June 30, 2001 were $172 million and $337 million, respectively and consisted of the following:


                                            Three months       Six months
                                                ended            ended
                                            June 30, 2001     June 30, 2001
                                            --------------- ----------------
     (in millions)

     Fuel and purchased power                        $ 117            $ 231
     Other operating expenses                           26               50
     Maintenance                                        14               22
     Depreciation & amortization                        12               24
     Other taxes                                         3               10
                                            --------------- ----------------
                                                     $ 172            $ 337


Other operating expenses consist primarily of wages, employee benefits, professional services and expenses associated with support services provided by Ameren Services. The support services provided by Ameren Services are based on actual costs incurred. For the three and six months ended June 30 2001, these services totaled $7 million and $17 million, respectively.

Maintenance expenses are primarily driven by the timing of generating station maintenance. During the three and six months ended June 30, 2001, major maintenance expenditures included boiler maintenance and outage maintenance at the Newton station and boiler maintenance, turbine inspection and overhaul at the Meredosia station.

Depreciation consists of that from the coal plants and the new combustion turbine generating units. For the three and six months ended June 30, 2001, depreciation was $12 million and $24 million, respectively.

Interest Expense
For the three and six month periods ended June 30, 2001, interest expense was $19 million and $38 million, respectively. Of this amount, $9 million and $19 million, respectively, relate to the $552 million subordinated intercompany note to AmerenCIPS and $9 million and $17 million, respectively, relate to the Senior Notes (See "Liquidity and Capital Resources" below). The interest rates of the outstanding debt ranged from 7.0% to 8.35%.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $121 million for the six months ended June 30, 2001.

Cash flows used in investing activities totaled $76 million for the six months ended June 30, 2001 and related primarily to the purchase of new combustion turbine generating units and capital expenditures at the coal plants of $289 million. These expenditures were offset by the repayment of advances to Development Co. for the purchase of committed units of $125 million and repayments of contributions the Registrant has made to Ameren's non-utility money pool of $88 million.

Cash flows used in financing activities totaled $44 million for the six months ended June 30, 2001 due to the payment of principal on the subordinated intercompany notes to Ameren and AmerenCIPS.

On November 1, 2000, the Registrant issued Senior Notes, Series A due 2005 (Series A Notes) and Senior Notes, Series B due 2010 (Series B Notes) (collectively, the Senior Notes) in a 144a transaction. The Series A Notes totaled $225 million. Interest accrues on the Series A Notes at a rate of 7.75% per year and is payable semiannually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series A Notes is payable on November 1, 2005. Series B Notes totaled $200 million. Interest accrues on the Series B Notes at a rate of 8.35% per year and is payable semiannually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series B Notes is payable on November 1, 2010. The proceeds received from the Senior Notes were $423.6 million, excluding transaction costs. With the proceeds of the Senior Notes, the Registrant reduced its short-term borrowings incurred in connection with the construction of completed combustion turbine generating facilities, paid for the construction of certain combustion turbine facilities, and funded working capital and other capital expenditure needs. The Registrant filed a registration statement on Form S-4 in the first quarter of 2001 to register the Senior Notes under the Securities Act of 1933, as amended, to permit an exchange offer of the Senior Notes. The registration statement was declared effective in April 2001. On June 12, 2001, all holders completed their exchange of the Senior Notes for new Series C and D Notes which are identical in all material respects to the Series A Notes and Series B Notes, respectively, except that the new series of notes do not contain transfer restrictions and are registered.

The Registrant's capital structure includes a $552 million subordinated intercompany note which it issued to AmerenCIPS as part of the purchase price for the transfer of the coal plants and a $50 million subordinated intercompany note with Ameren. The two subordinated intercompany notes each have a term of five years and bear interest at 7% per annum on a 10-year amortization.

Future Capacity Additions
The Registrant intends to purchase from Development Co. a combustion turbine generating unit at Grand Tower, Illinois, during the third quarter 2001, once it is available for commercial operation. This combined cycle combustion turbine generating unit combined with the purchases made during the second quarter of 2001 will provide incremental capacity of 820 megawatts in 2001 at an expected cost of approximately $499 million.

At this time, the Registrant also intends to purchase from Development Co. additional combustion turbine generating units at Elgin, Illinois. These combustion turbine generating units are expected to provide additional capacity of up to 468 megawatts and be available for commercial operation by the end of 2002. These combustion turbine generating units are expected to cost up to approximately $219 million.

Due to market conditions and other factors, the Registrant has reevaluated its capacity needs and future planned purchases of combustion turbine units through 2005. Effective May 30, 2001, Resources entered into an agreement assigning to a third party contract rights to two combustion turbine generating units which had been planned for commercial operation by the Registrant in 2003. As a result, these generating units will no longer be available to the Registrant. These units were expected to add 325 megawatts of generating capacity to the Registrant's generation portfolio at a cost of $200 million. In addition, the Registrant has contractual rights to develop a 117 megawatt combustion turbine generating unit that had been planned for commercial operation in 2002, the cost of which is approximately $50 million. At this time, the Registrant is actively pursuing the third party assignment of this unit. In addition, the Registrant is considering assigning to our regulated affiliate, AmerenUE, three combustion turbine generating units which had been planned for commercial operation in 2004 and 2005. The Registrant is also considering assigning or canceling the one remaining unit that had been planned for commercial operation in 2005. These 2004-2005 units were expected to add 650 megawatts of generating capacity to the Registrant's generation portfolio at a cost of $280 million.

These future plans are subject to change, including increasing or decreasing planned or installed future generating capacity, based on market conditions, regulatory approvals for additions, the Registrant's results of operations, cash flows, and financial condition, availability of financing, the assignment of purchase options on future generating units and other factors determined by management.

The Registrant anticipates securing additional permanent financing during 2001 to fund the purchase of completed combustion turbine generating facilities. At this time, the Registrant is unable to determine the amount of the additional permanent financing or the additional financing's impact on the Registrant's financial position, results of operations or liquidity.

The Registrant has the ability to borrow up to $463 million from Ameren through a non-utility money pool agreement. However, the total amount available to the Registrant at any point in time is reduced by the amount of borrowings from the non-utility money pool by other Ameren nonregulated companies but increased to the extent other Ameren non-regulated companies have surplus funds and the availability of other external borrowing sources. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's nonregulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. For the three and six months ended June 30, 2001, the average interest rate for the non-utility money pool was 4.44% and 5.20%, respectively. At June 30, 2001, the Registrant had loaned approximately $38 million to the non-utility money pool and at least $79 million was available to it through the non-utility money pool subject to reduction for borrowings by other Ameren nonregulated companies.

During the course of Ameren's resource planning, several alternatives are being considered to satisfy anticipated regulatory load requirements for 2001 and beyond for AmerenUE, AmerenCIPS, and Marketing Co. AmerenUE, through a competitive bidding process, has entered into a power sales agreement with Marketing Co. for the purchase of 450 megawatts of capacity and energy for the summer of 2001 at market based rates. Marketing Co. will acquire the power to supply AmerenUE from the Registrant and from other sources. Alternatives being considered for the summer of 2002 and beyond include the purchase of capacity and energy, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

In May 2001, the Missouri Public Service Commission (MoPSC) filed pleadings with the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) relating to AmerenUE's agreement to purchase 450 megawatts of capacity and energy from Marketing Co. The Missouri Office of Public Counsel
(OPC) also filed pleadings with the FERC in this matter. The MoPSC's FERC pleading was filed in a proceeding initiated by Marketing Co. for approval of its power sales agreement with AmerenUE. Such pleading requested the FERC to reject Marketing Co.'s proposed market based rates alleging concerns about affiliate abuse and the overall competitiveness of the market and requested the FERC to set for hearing the appropriate level of cost-based rates, or in the alternative, set for hearing whether Marketing Co. has demonstrated that its proposed market-based rates will be just and reasonable. In its pleading, the OPC submitted similar comments. In June 2001, the FERC issued an order which accepted the power sales agreement (with minor modifications), without hearing or suspension, and rejected the pleadings of the MoPSC and the OPC. In July 2001, the MoPSC filed with the FERC a request for clarification of its June 2001 order in the following two respects: (1) that it does not insulate the power sales agreement from a finding of invalidity by the SEC under PUHCA and (2) that it does not preempt the MoPSC from inquiring into the reasonableness of the AmerenUE's decision to enter into the agreement. To date, the FERC has not responded to the MoPSC's request for clarification. Under the terms of the FERC's June 2001 order, the power sales agreement became effective June 1, 2001.

The MoPSC's SEC pleading requests an investigation into the contractual relationship between AmerenUE, Marketing Co. and the Registrant in the context of the 450 megawatt power sales agreement and requests that the SEC find that such relationship violates a provision of PUHCA which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated exempt wholesale generator, like the Registrant. In this case, the MoPSC's approval of the power sales agreement was not requested under PUHCA because the Registrant is not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require AmerenUE to contract directly with the Registrant and submit such contract to the MoPSC for review. The SEC has not responded to this matter to date.

At this time, management is unable to predict the outcome of these proceedings or the ultimate impact on the Registrant's future financial position, results of operation or liquidity.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, Ameren announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO). During the first quarter 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and Ameren announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. Ameren's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance

RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational by the end of 2001. At this time, the Registrant is unable to determine the impact that Ameren's withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Subject to certain approvals, the Registrant intended to become primarily liable for $104 million of tax-exempt pollution control loan obligations to be transferred from AmerenCIPS during 2001. During the second quarter 2001, it was determined that the transfer of the tax-exempt pollution control loan obligations would not take place.

In the ordinary course of business, the Registrant explores opportunities to reduce its costs in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the Registrant has reached agreements with all of its major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant, working with its affiliate, Fuels Co., explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel and transportation sources for the Registrant's fossil power plants (e.g. utilizing low-sulfur versus high-sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

Certain of these reduction alternatives could result in additional investments being made at the Registrant's generating stations in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate existing fuel contracts with suppliers. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed, as well as determine the impact of these actions on the Registrant's future financial position, results of operations or liquidity.

ACCOUNTING MATTERS

Adoption of SFAS 133
In January 2001, the Registrant implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of that adoption resulted in the Registrant recording a cumulative effect charge of $2 million after taxes to the income statement, and a cumulative adjustment of $3 million after income taxes to other comprehensive income (OCI), which reduced stockholder's equity. (See Note 4 under Notes to Financial Statements for further information.) In June 2001, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may meet an exception for normal purchases and sales accounting treatment if certain criteria are met. At this time, the Registrant is evaluating the impact of the DIG's decision to determine its effect on the Registrant's future financial condition, results of operations or liquidity upon application.

The DIG is currently reviewing the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG has not reached a conclusion on whether or not these contracts qualify under the scope exemption in SFAS 133 for normal purchases and sales. The Registrant is unable to predict when this issue will be ultimately resolved and the impact of the resolution will have on the Registrant's future financial condition, results of operations or liquidity; however, it could be material.

As of June 30, 2001, all $1.5 million of the deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reversed during the next twelve months. The derivative losses will be reversed upon delivery of the commodity being hedged.

Impact of New Accounting  Pronouncements
In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to record the assets and liabilities of the acquired enterprise at fair market value rather than historical cost. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill
                                       7
recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 141 and SFAS 142 are not expected to have a material effect on the Registrant's financial position, results of operations or liquidity upon adoption. At this time, the Registrant is unable to determine the impact of SFAS 143 on its financial position, results of operations or liquidity upon adoption.

OTHER MATTERS

Certain employees of the Registrant and its affiliated companies are represented by the International Brotherhood of Electrical Workers and the International Union of Operating Engineers. These employees comprise approximately 75% of the Registrant's workforce. Labor agreements covering virtually all represented employees of the Registrant expired in 1999 and were renewed for a term expiring in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in value of a physical asset or financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, commodity prices, etc.). The following discussion of the Registrant's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. The Registrant handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Registrant also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following analysis.

The Registrant's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set at the Ameren level by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers. Although the policies are set at the Ameren level, they are applicable to the Registrant, as well as to Ameren's other subsidiaries.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both variable rate and fixed rate debt. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates. At June 30, 2001, the Registrant had no variable rate debt outstanding.

Commodity Price Risk
The Registrant is exposed to changes in market prices for electricity and fuel. Several techniques are utilized to mitigate the Registrant's risk, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that the Registrant uses (primarily forward contracts, futures contracts and option contracts) are dictated by risk management policies.

With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, Ameren Energy manages market risks associated with changing market prices for electricity purchased and sold on behalf of the Registrant.

Although the Registrant cannot completely eliminate the effects of elevated prices and price volatility, its strategy is designed to minimize the effect of these market conditions on the results of operations. The Registrant's electric marketing strategy is to extract additional value from its generation facilities by selling energy in excess of needs for term sales and purchasing energy when the market price is less than the cost of generation. The Registrant's primary use of derivatives has been limited to transactions that are expected to reduce price risk exposure for the Registrant.

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Ameren Energy enters into contracts for the sale and purchase of energy on behalf of the Registrant. The Registrant is ultimately responsible for the performance of these contracts. Currently, virtually all of Ameren Energy's transactions are considered non-trading activities. See "Accounting Matters" above and Note 4 under Notes to Financial Statements for discussion of SFAS 133.

Electricity Price Risk
The Registrant measures its electricity position as total generating resources available, given historical forced outage rates, planned outages and forward market prices, less projected fixed price load requirements. The Registrant considers the contracts in place through the end of 2004 to supply full requirements to AmerenCIPS' native load and fixed price market-based retail customers plus Marketing Co.'s wholesale contract commitments transferred to Marketing Co. from AmerenCIPS to be load requirements. The Registrant's electricity and capacity price risks are primarily mitigated by the Genco-Marketing Co. agreement, the Marketing Co.-CIPS agreement, and Marketing Co.'s fixed price wholesale contract commitments and are therefore the largest single protection against falling electricity and capacity prices.

The portion of the Registrant's capacity which is not covered by the agreements and contracts discussed above will be managed either by Marketing Co. (generally for wholesale transactions over one year and retail sales) or Ameren Energy (generally for wholesale transactions under one year). The Registrant's strategy is to continue to utilize Marketing Co. to offer most of its output under long-term wholesale contracts as more of the Registrant's capacity and energy becomes available for resale as existing contracts expire. Ameren Energy will extract additional value from the generating facilities by selling energy in excess of the needs of Marketing Co. Also, Ameren Energy will purchase power on the Registrant's behalf when power is available for purchase at lower cost than the Registrant's cost of generation. Such power would be purchased to satisfy the Registrant's delivery requirements under its agreement with Marketing Co., which Marketing Co. will use to meet its obligations under the load requirements discussed above.

The amended joint dispatch agreement includes a sharing mechanism which provides the Registrant a benefit when it is able to use relatively low-cost generation available from AmerenUE to meet its long-term fixed price sales obligations as an alternative or supplement to its own generating resources. Conversely, the Registrant forgoes some of the potential gain that would arise from high peak power prices in short-term or spot markets because AmerenUE has the right to use the Registrant's available energy (i.e., energy not sold by the Registrant to Marketing Co.) to the extent such energy is less expensive than energy produced from AmerenUE's next economically dispatchable generating unit. The price payable to the Registrant in these circumstances would likely be lower than peak market prices. Under the amended joint dispatch agreement, the Registrant and AmerenUE also share revenues when sales are made from AmerenUE's or the Registrant's generating facilities to third parties on a short-term or spot basis.

Fuel Price Risk
The Registrant forecasts forward fuel exposure based on historical unit availability, load requirements, forward fuel prices and forward electricity prices. This practice substitutes market purchases to supply load requirements when the price to purchase electricity is less than the cost to produce electricity, and creates forecasted fuel exposure when generation will be used to cover forecasted electricity sales.

Natural gas and coal price risks will be managed by Fuels Co. acting as the Registrant's agent. Fixed price forward contracts, as well as futures and options, are all instruments which may be used to manage these risks. The majority of the Registrant's fuel supply contracts are physical forward contracts.

Over 90% of the required coal for the Registrant's coal plants have been acquired at fixed prices for 2001. As such, the Registrant has minimal coal price risk for 2001. In addition, at least 80% of the coal requirements through 2005 are covered by long-term contracts. Under the existing requirements contracts, the capacity and energy requirements can be substantially satisfied by operation of the Registrant's coal plants and accordingly, the fuel position with respect to such contracts is covered. However, the Registrant has recently experienced some delays in its coal deliveries due to certain transportation and operating constraints in the system. The Registrant is working closely with the transportation companies and monitoring its operating practices in order to maintain adequate levels of coal inventory for future operating purposes.

The Registrant's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its intermediate and peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reduce the impact of price volatility. For the three and six month periods ended June 30, 2001, natural gas costs were $4.1 million and $4.5 million, respectively.

Although the Registrant cannot completely eliminate the effects of elevated gas prices and price volatility, its strategy is designed to minimize the effect of these market conditions on the results of its operations. The Registrant's gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures including fixed price, indexed price and embedded price hedges such as caps and collars. The

Registrant's strategy also utilizes physical assets through storage, operator and balancing agreements to dampen price volatility.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of withdrawal from the Midwest ISO and membership in Alliance RTO; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; wholesale and retail pricing for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; the impact of the adoption of new accounting standards; fuel availability; generation plant construction, installation and performance; the impact of current environmental regulations on generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; competition from other generating facilities including new facilities that may be developed in the future; cost and availability of transmission capacity for the energy generated by the Registrant's generating facilities or required to satisfy energy sales made on the Registrant's behalf; and legal and administrative proceedings.

                        AMEREN ENERGY GENERATING COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

     ASSETS
     ------                                                              June 30,            December 31,
                                                                           2001                   2000
                                                                     -------------------------------------
     Current:
       Cash and cash equivalents                                     $     1,613            $      596
       Accounts receivable - intercompany                                110,339                57,887
       Accounts receivable                                                15,721                10,694
       Other receivables - intercompany                                   37,650               125,850
       Materials and supplies, at average cost
        Fossil fuel                                                       45,389                24,791
        Other                                                             19,663                19,120
       Other current assets                                                1,296                 1,489
                                                                     -------------------------------------
              Total current assets                                       231,671               240,427
                                                                     -------------------------------------


     Property and plant at cost, net                                   1,217,170               951,017
     Advances for committed units - intercompany                               -               125,000
     Deferred income taxes, net                                           64,199                69,918
     Other assets                                                         13,421                 7,300
                                                                     -------------------------------------

     TOTAL ASSETS                                                    $ 1,526,461           $ 1,393,662
                                                                     =====================================

     LIABILITIES AND STOCKHOLDER'S EQUITY
     -------------------------------------

     Current:

      Current portion of subordinated notes payable - intercompany  $     46,592           $   43,544
      Accounts and wages payable                                          45,098               30,942
      Accounts and wages payable - intercompany                          158,404               23,028
      Current portion of income tax payable - intercompany                15,306               15,874
      Taxes accrued                                                       25,366               26,277
      Interest accrued                                                     5,690                5,690
      Interest payable - intercompany                                      3,255                3,801
      Other                                                                6,539                4,587
                                                                     ------------------------------------
         Total current liabilities                                       306,250              153,743
                                                                     ------------------------------------

     Other deferred credits                                               12,098                  609
     Accumulated deferred investment tax credits                          17,511               18,233
     Income tax payable - intercompany                                   188,175              195,509
     Long-term debt, net                                                 423,779              423,676
     Subordinated notes payable - intercompany                           511,490              558,082

     Stockholder's equity:
       Common stock, no par value, authorized 10,000 shares -
       outstanding  2,000 shares                                               2                    2
     Retained earnings                                                    68,628               43,808
     Accumulated other comprehensive income                               (1,472)                   -
                                                                     ------------------------------------
       Total stockholder's equity                                         67,158               43,810
                                                                     ------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 1,526,461          $ 1,393,662
                                                                     ====================================

        See Notes to Financial Statements.

                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)

                                                                         Three Months            Six Months
                                                                            Ended                  Ended
                                                                        June 30, 2001          June 30, 2001
                                                                       --------------------------------------

    OPERATING REVENUES:
       Electric - intercompany                                       $   140,111               $   286,403
       Electric                                                           66,563                   124,508
       Other - intercompany                                                3,425                     6,625
                                                                       -------------------------------------
         Total operating revenues                                        210,099                   417,536
                                                                       -------------------------------------
    OPERATING EXPENSES:
       Operations:
          Fuel and purchased power                                       116,962                   231,143
          Other                                                           25,822                    50,156
                                                                       -------------------------------------
                                                                         142,784                   281,299

       Maintenance                                                        13,750                    22,559
       Depreciation and amortization                                      12,274                    23,706
       Other taxes                                                         3,557                     9,532
                                                                       -------------------------------------
          Total operating expenses                                       172,365                   337,096
                                                                       -------------------------------------

    Operating income                                                      37,734                    80,440

       Interest expense - intercompany                                    10,248                    20,754
       Interest expense                                                    8,493                    16,992
       Other deductions (income), net                                        196                    (1,556)
                                                                       -------------------------------------

    Income before income taxes                                            18,797                    44,250

       Income taxes                                                        7,265                    17,437
                                                                       -------------------------------------

    Income before cumulative effect of change in accounting
    principle                                                             11,532                    26,813
    Cumulative effect of change in accounting principle, net of
    income taxes                                                                                    (1,993)
                                                                       -------------------------------------

    NET INCOME                                                       $    11,532               $    24,820
                                                                       =====================================



      See Notes to Financial Statements.

                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)

                                                                                           Six Months
                                                                                             Ended
                                                                                         June 30, 2001
                                                                                        ---------------

        Cash Flows From Operating:
           Net income                                                                   $   24,820
           Adjustments to reconcile net income to net cash provided by operating activities:
                Cumulative effect of change in accounting principle                          1,993
                Depreciation and amortization                                               23,706
                Deferred income taxes, net                                                   6,975
                Deferred investment tax credits                                               (722)
                Changes in assets and liabilities:
                   Receivables, net                                                        (57,479)
                   Materials and supplies                                                  (21,141)
                   Accounts and wages payable                                              149,532
                   Taxes accrued                                                              (911)
                   Income tax payable - intercompany                                        (7,902)
                   Interest accrued and payable                                               (546)
                   Other, net                                                                2,175
                                                                                        --------------
        Net cash provided by operating activities                                          120,500
                                                                                        --------------

        Cash Flows From Investing:
           Construction expenditures                                                      (164,139)
           Repayment of contributions to money pool                                         88,200
                                                                                        --------------
        Net cash used in investing activities                                              (75,939)
                                                                                        --------------


        Cash Flows From Financing:
           Repayment of notes payable - intercompany                                       (43,544)
                                                                                        --------------
        Net cash used in financing activities                                              (43,544)


        Net Change In Cash And Cash Equivalents                                              1,017
        Cash and cash equivalents at beginning of year                                         596
                                                                                       --------------
        Cash and cash equivalents at end of period                                      $    1,613
                                                                                       ==============

              See Notes to Financial Statements.

                        AMEREN ENERGY GENERATING COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                    UNAUDITED
                             (Thousands of Dollars)

                                                                   Six Months
                                                                     Ended
                                                                 June 30, 2001
                                                              ------------------
 Common stock                                                 $              2

 Retained earnings
      Beginning balance                                                 43,808
      Net income                                                        24,820
                                                              ------------------
                                                                        68,628

 Accumulated other comprehensive income
      Beginning balance                                                      -
      Change in current period                                          (1,472)
                                                              ------------------
                                                                        (1,472)

                                                              ------------------
 Total common stockholder's equity                            $         67,158
                                                              ==================


 Comprehensive income, net of tax
      Net income                                              $         24,820
      Cumulative effect of accounting change                            (3,378)
      Unrealized net gain on derivative hedging instruments              1,906
                                                              ------------------
                                                              $         23,348
                                                               =================

                See Notes to Financial Statements.

AMEREN ENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2001

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
Ameren Corporation (Ameren) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's primary operating companies are Union Electric Company (AmerenUE), Central Illinois Public Service Company (AmerenCIPS), both subsidiaries of Ameren, and AmerenEnergy Generating Company (Registrant), the nonregulated electric generating subsidiary of AmerenEnergy Resources Company (Resources), which is a subsidiary of Ameren. In response to the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, AmerenCIPS transferred its electric generating assets and related liabilities, at historical net book value, to a newly created non-regulated company, AmerenEnergy Generating Company (the Registrant), a subsidiary of Ameren's wholly-owned subsidiary, AmerenEnergy Resources Company (Resources), in exchange for a subordinated promissory note from the Registrant and 1,000 shares of the Registrant's common stock.

Resources is a holding company for Ameren's non-regulated electric generation business whose principal subsidiaries include the Registrant, AmerenEnergy Development Company (Development Co.), AmerenEnergy Fuels and Services Company (Fuels Co.) and AmerenEnergy Marketing Company (Marketing Co.). Fuels Co. acts as the Registrant's agent and manages the Registrant's coal, natural gas and fuel oil procurement and supply. Development Co. develops and constructs generation assets for the Registrant, and the Registrant purchases generation assets from Development Co. when the assets are available for commercial operation. Marketing Co. focuses on marketing energy, capacity and other energy products for terms in excess of one year. In addition, Ameren Energy, Inc. (Ameren Energy), Ameren's energy trading and marketing subsidiary, acts as agent for the Registrant and enters into contracts for the sale and purchase of energy on behalf of the Registrant for terms less than a year. The Registrant qualifies as an exempt wholesale generator under PUHCA and owns and operates Resource's nonregulated electric generation business. The Registrant's fiscal year-end is December 31.

The Registrant has a limited operating history. Separate financial statements with regard to the Registrant's business are available only for the period since May 1, 2000. Prior to that, all operations of the Registrant's coal plants were fully integrated with, and therefore results of operations were consolidated into the financial statements of, AmerenCIPS, whose business was to generate, transmit and distribute electricity and to provide other customer support services. Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in the Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, the Registrant believes, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to the Financial Statements included in the Registrant's registration statement on Form S-4, declared effective April 16, 2001, for information relevant to the financial statements contained in the Form 10-Q, including information as to the significant accounting policies of the Registrant.

Interim Financial Statements
The Registrant believes the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.

Factors Affecting Business
Due to the effect of weather on sales and other factors which are characteristic of utility operations, financial results for the periods ended June 30, 2001, are not necessarily indicative of trends for any three or six month period.

Note 2 - Midwest ISO and Alliance RTO
In the fourth quarter of 2000, Ameren announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO). During the first quarter 2001, the Federal Energy Regulatory Commission (FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and Ameren announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. Ameren's withdrawal from the Midwest ISO remains subject to the Missouri Public Service Commission

(MoPSC) approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational by the end of 2001. At this time, the Registrant is unable to determine the impact that Ameren's withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Note 3 - Related Party Transactions

The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales, services received or rendered, and intercompany borrowings and lendings.

The Registrant has the ability to borrow up to $463 million from Ameren through a non-utility money pool agreement. However, the total amount available to the Registrant at any given time is reduced by the amount of borrowings from the non-utility money pool by other Ameren nonregulated companies but increased to the extent other Ameren nonregulated companies have surplus funds and the availability of other external borrowing sources. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's nonregulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. For the three and six months ended June 30, 2001, the average interest rate for the non-utility money pool was 4.44% and 5.20%, respectively. At June 30, 2001, the Registrant had loaned approximately $38 million to the non-utility money pool and at least $79 million was available through the non-utility money pool subject to reduction for borrowings by other Ameren non-regulated companies.

Note 4 - Derivative Instruments

Adoption of SFAS 133
Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" became effective on January 1, 2001. SFAS 133 established accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet, measured at fair value. The intended use of derivatives and their designation as either a fair value hedge or a cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are reported as a component of other comprehensive income (OCI) in stockholder's equity. In accordance with the transition provisions of SFAS 133, the Registrant recorded a cumulative effect charge of $2 million after income taxes to the income statement, comprised of $0.5 million for ineffective portion of cash flow hedges and $1.5 million for discontinued hedges. The Registrant also recorded a cumulative effect adjustment of $3 million after income taxes, representing the effective portion of designated cash flow hedges, to OCI, which reduced stockholder's equity. The Registrant expects that by the end of 2001 it will reclassify to earnings all of the transition adjustment that was recorded in accumulated OCI. Gains and losses on derivatives that arose prior to the initial application of SFAS 133, and that were previously deferred as adjustments of the carrying amount of hedged items, were not adjusted and were not included in the transition adjustments described above.

All derivatives are recognized on the balance sheet at fair value. On the date that the Registrant enters into a derivative contract, it designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) an instrument that is held for trading or non-hedging purposes (a "non-hedging" instrument). The Registrant reevaluates its classification of individual derivative transactions daily. The Registrant designates or de-designates derivative instruments as hedges based on many factors including changes in expectations of economic generation availability and changes in projected sales commitments. Changes in the fair value of derivatives are captured and reported based on the anticipated use of the derivative. If a derivative is designated as a cash flow hedge, the effective portion will not be reflected in the income statement. If the derivative is subsequently designated as a non-hedging instrument, any further change in fair value will be reflected in the income statement, with any previously deferred change in fair value remaining in accumulated OCI until the indicated delivery period. If, on the other hand, the derivative had been designated as a non-hedging transaction and subsequently designated as a cash flow hedge, the initial change in fair value between the transaction date and hedge designation date will be recorded in income, and the effective portion of any further change will be deferred in OCI. Changes in the fair value of derivatives designated as fair value hedges and changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments) are recorded in current-period earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the changes in the fair value of the hedged item) is recorded in current-period earnings. Changes in the fair value of derivative non-hedging instruments are reported in current-period earnings.

The Registrant utilizes derivatives principally to manage the risk of changes in market prices for natural gas, coal, electricity and emission credits. The Registrant's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances. Prudent risk management policies are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, coal and electricity cause (1) an unrealized appreciation or depreciation of the Registrant's firm purchase commitments when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Registrant uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. The Registrant primarily uses derivatives to optimize the value of its physical and contractual positions. The Registrant continually assesses its supply and delivery commitment positions against forward market prices and internally forecast forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the Registrant. Additionally, the Registrant is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. All transactions are continuously monitored and valued by the RMSC to assure compliance with Ameren policies. The RMSC employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

By using derivative financial instruments, the Registrant is exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under contractual terms. Credit risk management is based upon consideration and measurement of four factors: (1) accounts receivable (2) mark to market (3) probability of default and (4) the recovery rate of the defaulted position that is likely to be recovered. The Registrant manages its credit (or repayment) risk in derivative instruments by
(1) using both portfolio limits, i.e. no more than prescribed dollar amounts exposed to companies within various credit categories as well as limiting exposures to individual companies, (2) monitoring the financial condition of its counterparties and, (3) enhancing credit quality through contractual terms such as netting, required collateral postings, letters of credit and parental guaranties.

Market risk is the risk that the value of a financial instrument might be adversely affected by a change in commodity prices. The Registrant manages this risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken as mentioned above.

The following is a summary of Ameren's risk management strategies and the effect of these strategies on the Registrant's financial statements.

Cash Flow Hedges
The Registrant routinely enters into forward purchase and sales contracts for electricity based on forecasted levels of excess economic generation. The amount of excess economic generation varies throughout the year and is monitored by the RMSC. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. The Registrant formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Registrant also formally assesses (both at hedge's inception and on an ongoing basis) whether the derivatives used in hedging transactions have historically been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three months ended June 30, 2001, the net loss, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was immaterial. For the six months ended June 30, 2001, the Registrant recorded a pretax net gain of $3 million in electric revenues in the statement of income. This gain represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

As of June 30, 2001, the $1.5 million of deferred net losses on derivative instruments accumulated in OCI are expected to be reversed during the next twelve months. The derivative net losses will be reversed upon delivery of the commodity being hedged.

Other Derivatives
The Registrant enters into option transactions to manage the Registrant's positions in sulfur dioxide (SO2) allowances. In addition, the Registrant enters into option transactions to manage the Registrant's coal purchasing prices and to manage the cost of electricity by selling puts at prices below the marginal cost of generation. These transactions are treated as non-hedge transactions under SFAS 133; therefore, the net change in the market value of SO2 options is recorded as electric revenues and the net change in the market value of coal options is recorded as fuel and purchased power in the statement of income.

Other
As of June 30, 2001, the Registrant has recorded the fair value of derivative financial instrument assets of $7 million in Other Assets and derivative financial instrument liabilities of $11 million in Other Deferred Credits and Liabilities.

The Registrant has entered into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the Registrant records these transactions as normal purchases and normal sales because these contracts are expected to result in physical delivery.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)(i)Exhibits.

                 12     -  Computation of Ratio of Earnings to Fixed Charges,
                           Twelve Months Ended June 30, 2001.


         (a)(ii) Exhibits Incorporated by Reference.

                  4.1   - Form of Second Supplemental Indenture dated as of
                          June 12, 2001 to Indenture dated as of November 1, 2000 from Ameren Energy Generating Company (the Registrant) to The Bank of New York, as Trustee, relating to the Registrant's 7.75% Senior Notes, Series C due 2005 and 8.35% Senior Notes, Series D due 2010 (including as exhibit the form of Exchange Note) (File No. 333-56594, Exhibit 4.3).

                 10.1  -  Alliance Agreement establishing the Alliance
                          Independent Transmission System Operator, Inc., Alliance Transmission Registrant, Inc. and Alliance Transmission Registrant, LLC and Amendment to admit AmerenCIPS and AmerenUE (June 30, 2001 Ameren Corporation Form 10-Q, Exhibit 10.1).

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


                                              AMERENENERGY GENERATING COMPANY
                                               (Registrant)


                                          By       /s/ Warner L. Baxter
                                          -------------------------------------
                                                       Warner L. Baxter
                                                Vice President and Controller
                                                (Principal Accounting Officer)


Date:  August 14, 2001

                                                                    Exhibit 12


                Calculation of Ratio of Earnings to Fixed Charges
                          (in thousands, except ratio)

For the period from July 1, 2000 through June 30, 2001

Pre-tax income from continuing operations                          $    99,962
                                                                   ------------
Add-fixed charges:
         Interest expense and amortization of debt
           discount on third-party indebtedness                         22,336
         Interest expense on intercompany
           indebtedness                                                 43,692
         Interest capitalized                                            1,285
                                                                   ------------
Total fixed charges                                                $    67,313
Pre-tax income from continuing operations
   plus fixed charges                                              $   167,275
                                                                   ============
Ratio of earnings to fixed charges                                       2.485

For purposes of  computing  the ratio of earnings to fixed  charges, "earnings"
consists  of  pre-tax   income  plus  fixed  charges  and  income  taxes,   less
undistributed income from equity investees. "Fixed charges" consists of interest charges and the amortization of debt discounts and issues costs.