Form 10-Q
period 2001-09-30
AMERENENERGY GENERATING CO
filed 2001-11-14
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2001

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


Shares outstanding of each of registrant's classes of common stock as of November 13, 2001: Common Stock, no par value, held by Ameren Energy Development Company (parent company of Registrant) - 2,000

                         AmerenEnergy Generating Company

                                      Index

                                                                     Page No.

Part I   Financial Information

         Item 1.  Financial Statements (Unaudited)

           Balance Sheet
           - September 30, 2001 and December 31, 2000                   11

           Statement of Income
           - Three and nine months ended
             September 30, 2001 and three months
             ended September 30, 2000                                   12

           Statement of Cash Flows
           - Nine months ended September 30, 2001                       13

           Statement of Common Stockholder's Equity
           - Nine months ended September 30, 2001                       14

           Notes to Financial Statements                                15

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   2

         Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                               8


Part II  Other Information

         Item 5.  Other information                                     19

         Item 6.  Exhibits and Reports on Form 8-K                      19

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

Resources is a holding company for Ameren's nonregulated electric generation business whose principal subsidiaries include the Registrant, AmerenEnergy Development Company (Development Co.), AmerenEnergy Fuels and Services Company (Fuels Co.) and AmerenEnergy Marketing Company (Marketing Co.). Fuels Co. acts as the Registrant's agent and manages the Registrant's coal, natural gas and fuel oil procurement and supply. Development Co. develops and constructs generation assets for the Registrant, and the Registrant purchases generation assets from Development Co. when the assets are available for commercial operation. Marketing Co. focuses on selling wholesale energy, capacity and other energy products for terms in excess of one year, and on retail transactions. In addition, AmerenEnergy, Inc. (AmerenEnergy), Ameren's wholly owned energy trading and marketing subsidiary, acts as agent for the Registrant and enters into contracts for the wholesale purchase and sale of energy on its behalf for terms less than a year. The Registrant qualifies as an exempt wholesale generator under PUHCA and acts as Resources' primary vehicle for the ownership and operation of its nonregulated electric generation assets.

The Registrant's financial statements include charges for services that Ameren Services Company (Ameren Services), a wholly owned subsidiary of Ameren, provides to the Registrant. Ameren Services provides shared support services for all Ameren companies. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

On May 1, 2000, the Registrant and Marketing Co. entered into an electric power supply agreement (the Genco-Marketing Co. agreement) (amended August 14, 2000 and March 30, 2001) under which Marketing Co. is entitled to purchase all of the Registrant's energy and capacity. Any energy that Marketing Co. does not purchase will be released to Ameren Energy, which will seek to market it on the Registrant's behalf. Also on May 1, 2000, Marketing Co. and AmerenCIPS entered into an electric power supply agreement (the Marketing Co.-CIPS agreement) (and amended March 30, 2001) to supply sufficient power to meet AmerenCIPS' native load requirements. A portion of the capacity and energy supplied by the Registrant to Marketing Co. is resold to AmerenCIPS for resale to native load customers at rates specified by the Illinois Commerce Commission (which approximate the historical regulated rates for generation) or to those retail customers allowed choice of an electric supplier under state law at fixed market-based prices. Other capacity and energy purchased by Marketing Co. from the Registrant will be used by Marketing Co. to serve its obligations under various long-term wholesale contracts it assumed from AmerenCIPS and other long-term wholesale and retail contracts it may enter into. The Marketing Co.-CIPS agreement expires December 31, 2004 and the Genco-Marketing Co. agreement may be terminated upon at least one year's notice given by either party, but in no event can it be terminated prior to December 31, 2004.

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

In June and July of 2000, the Registrant acquired combustion turbine generating units at Pinckneyville and Gibson City, Illinois from Development Co. at Development Co.'s historical net book value. The total installed cost of these combustion turbine generating units is approximately $200 million. In September 2000, the Registrant also acquired three combustion turbine generating units at the Joppa, Illinois site from an affiliate at the affiliate's historical net book value. The total installed cost of these combustion turbine generators is approximately $73 million. The Registrant has entered into an operating lease agreement with Development Co. for these units at the Joppa site wherein the three combustion turbine generating units have been leased to Development Co. for a minimum term of fifteen years. The Registrant receives rental payments under the lease in fixed monthly amounts that vary over the term of the lease and range from $0.8 - $1.0 million. Development Co. is entitled to all of the output produced from the three units and is responsible for all operating expenses. Development Co. entered into an agreement with Midwest Electric Power, Inc., an affiliate, under which Midwest Electric Power, Inc. provides operations and maintenance services. On November 1, 2000, Development Co. and Marketing Co. entered into an electric power supply agreement, referred to as the Development Co.-Marketing Co. agreement. The Development Co.-Marketing Co. agreement entitles Marketing Co. to all of the output from the Joppa site. The Development Co.-Marketing Co. agreement contains a monthly capacity charge that approximates the lease payment obligation Development Co. incurs from the Registrant and an energy charge equal to the variable costs of operating the combustion turbine generating units.

During the second quarter of 2001, the Registrant acquired seven combustion turbine generating units at Kinmundy, Pinckneyville, and Grand Tower, Illinois and Columbia, Missouri from Development Co. at Development Co.'s historical book value. The total installed cost of the combustion turbine generating units is approximately $315 million. These units represent 527 megawatts of capacity. During the third quarter of 2001, the Registrant acquired four combustion turbine generating units at Pinckneyville, Illinois and Columbia, Missouri from Development Co. at Development Co.'s historical book value. The total installed cost of the combustion turbine generating units is approximately $74 million and represents 144 megawatts of capacity, giving the Registrant 4,127 megawatts of total generating capacity at October 31, 2001. The Registrant expects to increase its generating capacity to 4,276 megawatts by the end of 2001 through an additional purchase from Development Co. of a combustion turbine generating unit at Grand Tower, Illinois. The expected cost of this additional capacity is approximately $140 million. (See "Liquidity and Capital Additions" below for further information).

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

RESULTS OF OPERATIONS

The Registrant has a limited operating history. Separate financial statements of the Registrant are available only for the period since May 1, 2000. Prior to that date, all operations of the coal plants were fully integrated with, and therefore results of operations were consolidated into the financial statements of, AmerenCIPS. As a result, comparative data in this filing is only presented for the three months ended September 30, 2001.

Earnings
Third quarter 2001 earnings of $43 million increased $23 million or 116% compared to 2000 third quarter earnings. Earnings for the nine months ended September 30, 2001 totaled $68 million. Earnings for the third quarter 2001 compared to the prior year quarter fluctuated primarily due to sales associated with the Genco-Marketing Co. agreement, as well as sales of the Registrant's available generation by AmerenEnergy.

Operating Revenues
For the three months ended September 30, 2001, intercompany electric revenues increased $81 million or 57% associated with sales from the Genco-Marketing Co. agreement and the amended joint dispatch agreement with AmerenUE. Registrant's electric revenues from the Genco--Marketing Co. agreement increased $80 million or 56% compared to the same period in the prior year primarily due to Marketing Co.'s new power sales agreement with AmerenUE (See "Liquidity and Capital Resources - Future Capacity Additions" below for further discussion regarding this agreement), new wholesale customers and increases in demand from existing customers. Electric revenues from sales of available generation to AmerenUE through the amended joint dispatch agreement over those same periods increased $1 million or 11%. Third-party electric revenues from AmerenEnergy's marketing efforts over those same periods increased $62 million or 147% compared to the same period in the prior year.

Operating Expenses
The following table sets forth operating expenses for the periods indicated.


         ----------------------------------------------------------------------------------------------------
                                                          Three months ended              Nine months ended
                                                             September 30,                  September 30,
                                                  ------------------------------------
           (Millions of Dollars)                          2001                2000              2001
         ----------------------------------------------------------------------------------------------------
           Fuel and purchased power                   $   188             $    93           $   419
           Other operating expenses                        24                  20                74
           Maintenance                                     10                  11                33
           Depreciation & amortization                     14                  10                38
           Other taxes                                      6                   6                15
         ----------------------------------------------------------------------------------------------------
                                                      $   242              $  140           $   579
         ----------------------------------------------------------------------------------------------------

Fuel and purchased power costs for the three months ended September 30, 2001 increased $95 million compared to the same year-ago period primarily as a result of increased purchased power for interchange sales to satisfy Marketing Co.'s new power sales agreement with AmerenUE and an increase in blended fuel costs associated with the combustion turbine generating units added in the second and third quarters of 2001 which were used to satisfy load requirements. For the three month periods ended September 30, 2001, and 2000, intercompany power purchases from the joint dispatch and other agreements were approximately $18 million and $16 million, respectively. For the nine months ended September 30, 2001, intercompany power purchases totaled approximately $57 million.

Other operating expenses consist primarily of wages, employee benefits, professional services and expenses associated with support services provided by Ameren Services. For the three months ended September 30 2001, other operating expenses increased $4 million compared to the same year-ago period primarily due to the new combustion turbine generating units added in the second and third quarters of 2001. The support services provided by Ameren Services are based on actual costs incurred and were $7 million and $8 million for the three month periods ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, support services provided by Ameren Services totaled $24 million.

Maintenance expenses for the three months ended September 30, 2001 decreased $1 million compared to the same year-ago period primarily as a result of the timing of generating station maintenance. During the three and nine months ended September 30, 2001, major maintenance expenditures included boiler maintenance and outage maintenance at the Newton station and boiler maintenance, turbine inspection and overhaul at the Meredosia station.

Depreciation and amortization primarily consists of depreciation from the coal plants and the new combustion turbine generating units. For the three months ended September 30, 2001, depreciation and amortization increased $4 million primarily due to the new combustion turbine generating units added during the second and third quarters of 2001.

Interest Expense
For the three months ended September 30, 2001, interest expense increased approximately $8 million compared to the same year-ago period, primarily due to the issuance of the Senior Notes in the fourth quarter 2000 partially offset by a reduction in the principal balance outstanding on the $552 million subordinated intercompany note to

AmerenCIPS. (See "Liquidity and Capital Resources" below for further discussion on the Senior Notes). For the nine months ended September 30, 2001, interest expense was $57 million. Of this amount, $31 million relates to the subordinated intercompany note to AmerenCIPS and $26 million relates to the Senior Notes. The interest rates of the outstanding debt ranged from 7.0% to 8.35%.

Balance Sheet

Changes in accounts and wages payable, accounts, notes, and wages payable-intercompany and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers and receipts from customers, including Ameren Services.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $201 million for the nine months ended September 30, 2001.

Cash flows used in investing activities totaled $154 million for the nine months ended September 30, 2001 and related primarily to the purchase of new combustion turbine generating units and capital expenditures at the coal plants of $280 million partially offset by repayments of contributions the Registrant has made to Ameren's non-utility money pool of $126 million.

Cash flows used in financing activities totaled $44 million for the nine months ended September 30, 2001 due to the payment of principal on the subordinated intercompany notes to Ameren and AmerenCIPS.

On November 1, 2000, the Registrant issued Senior Notes, Series A due 2005 (Series A Notes) and Senior Notes, Series B due 2010 (Series B Notes) (collectively, the Senior Notes) in a 144A transaction sold to institutional investors. The Series A Notes totaled $225 million. Interest accrues on the Series A Notes at a rate of 7.75% per year and is payable semiannually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series A Notes is payable on November 1, 2005. Series B Notes totaled $200 million. Interest accrues on the Series B Notes at a rate of 8.35% per year and is payable semiannually in arrears on May 1 and November 1 of each year commencing on May 1, 2001. Principal of the Series B Notes is payable on November 1, 2010. The proceeds received from the Senior Notes were $423.6 million, excluding transaction costs. With the proceeds of the Senior Notes, the Registrant reduced its short-term borrowings incurred in connection with the construction of completed combustion turbine generating facilities, paid for the construction of certain combustion turbine facilities, and funded working capital and other capital expenditure needs. The Registrant filed a registration statement on Form S-4 in the first quarter of 2001 to register the Senior Notes under the Securities Act of 1933, as amended, to permit an exchange offer of the Senior Notes. The registration statement was declared effective in April 2001. On June 12, 2001, all holders completed their exchange of the Senior Notes for new Series C and D Notes which are identical in all material respects to the Series A Notes and Series B Notes, respectively, except that the new series of notes do not contain transfer restrictions and are registered.

The Registrant's capital structure includes a $552 million subordinated intercompany note which it issued to AmerenCIPS as part of the purchase price for the transfer of the coal plants and a $50 million subordinated intercompany note with Ameren. Through the end of the third quarter of 2001, principal payments made on the AmerenCIPS and Ameren notes were approximately $40 million and $4 million, respectively. The two subordinated intercompany notes each have a term of five years and bear interest at 7% per annum on a 10-year amortization.

Future Capacity Additions
The Registrant intends to purchase from Development Co. a combustion turbine generating unit at Grand Tower, Illinois, during the fourth quarter 2001, once it is available for commercial operation. This combined cycle combustion turbine generating unit together with the purchases made during the second and third quarters of 2001 will provide incremental capacity of 820 megawatts in 2001 at an expected cost of approximately $529 million.

At this time, the Registrant also intends to purchase from Development Co. additional combustion turbine generating units at Elgin, Illinois. These combustion turbine generating units are expected to provide additional capacity of up to 470 megawatts and be available for commercial operation by the end of 2002. These combustion turbine generating units are expected to cost up to approximately $222 million.

Due to market conditions and other factors, the Registrant has reevaluated its capacity needs and future planned purchases of combustion turbine units through 2005. Effective May 30, 2001, Resources entered into an agreement assigning to a third party contract rights to two combustion turbine generating units which had been planned for commercial operation by the Registrant in 2003. As a result, these generating units will no longer be available to the Registrant. These units were expected to add 325 megawatts of generating capacity to the Registrant's generation portfolio at a cost of $200 million. In addition, the Registrant has contractual rights to develop a 117 megawatt combustion turbine generating unit that had been planned for commercial operation in 2002, the cost of which is approximately $50 million. At this time, the Registrant is actively pursuing a third party assignment of this unit. In addition, the Registrant is considering assigning to a regulated affiliate, AmerenUE, contractual rights to four combustion turbine generating units which are planned for commercial operation in 2004 and 2005. These 2004-2005 units would add 650 megawatts of generating capacity at a cost of $280 million.

These future plans are subject to change, including increasing or decreasing planned or installed future generating capacity, based on market conditions, regulatory approvals for additions, the Registrant's results of operations, cash flows and financial condition, availability of financing, the assignment of purchase options on future generating units and other factors determined by management.

The Registrant anticipates securing additional permanent financing during 2001 and 2002 to fund the purchase of completed combustion turbine generating facilities. At this time, the Registrant is unable to determine the amount of the additional permanent financing or the impact on the Registrant's financial position, results of operations or liquidity.

The Registrant has the ability to borrow up to $463 million from Ameren through a non-utility money pool agreement. However, the total amount available to the Registrant at any point in time is reduced by the amount of borrowings from the non-utility money pool by other Ameren nonregulated companies but increased to the extent other Ameren non-regulated companies have surplus funds and the availability of other external borrowing sources. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's nonregulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. For the three-month periods ended September 30, 2001 and 2000 the average interest rate for the non-utility money pool was 3.66 percent and 6.58 percent, respectively. For the nine months ended September 30, 2001, the average interest rate for the non-utility money pool was 4.68 percent. Intercompany interest income for the quarters ended September 30, 2001 and 2000 was immaterial. For the nine-month periods ended September 30, 2001, intercompany interest income was approximately $3 million. At September 30, 2001, the Registrant had not loaned any funds to the non-utility money pool but had borrowed approximately $73 million from the non-utility money pool.

During the course of Ameren's resource planning, several alternatives are being considered to satisfy anticipated load requirements for 2001 and beyond for AmerenUE, AmerenCIPS, and Marketing Co. In order to satisfy its regulatory load requirements for 2001, AmerenUE, through a competitive bidding process, purchased 450 megawatts of capacity and energy from Marketing Co. at market based rates. Marketing Co. acquired the power to supply AmerenUE from the Registrant and from other sources. Alternatives being considered for Ameren UE for the summer of 2002 and beyond include the purchase of additional capacity and energy, among other things. The Registrant is also considering assigning contractual rights to four combustion turbine generating units, which had been planned for commercial operation in 2004 and 2005, to AmerenUE in order to fulfill its generating capacity needs (as discussed above). At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

In May 2001, the Missouri Public Service Commission (MoPSC) filed pleadings with the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) relating to AmerenUE's agreement to purchase 450 megawatts of capacity and energy from Marketing Co. The Missouri Office of Public Counsel
(OPC) also filed pleadings with the FERC in this matter. The MoPSC's FERC pleading was filed in a proceeding initiated by Marketing Co. for approval of its power sales agreement with AmerenUE. Such pleading requested the FERC to reject Marketing Co.'s proposed market based rates alleging concerns about affiliate abuse and the overall competitiveness of the market and requested the FERC to set for hearing the appropriate level of cost-based rates, or in the alternative, set for hearing whether Marketing Co. has demonstrated that its proposed market-based rates will be just and reasonable. In its pleading, the OPC submitted similar comments. In June 2001, the FERC issued an order which accepted the power sales agreement (with minor modifications), without hearing or suspension, and rejected the pleadings of the MoPSC and the OPC. In July 2001, the MoPSC filed with the FERC a request for clarification of its June 2001 order in the following two respects: (1) that it does not insulate the power sales agreement from a finding of invalidity by the SEC under PUHCA and (2) that it does not preempt the MoPSC from inquiring into the reasonableness of the AmerenUE's decision to enter into the agreement. On September 14, 2001, the FERC issued an order granting the MoPSC's request for clarification. Under the terms of the FERC's June 2001 order, the power sales agreement became effective June 1, 2001.

The MoPSC's SEC pleading requests an investigation into the contractual relationship between AmerenUE, Marketing Co. and the Registrant in the context of the 450 megawatt power sales agreement and requests that the SEC find that such relationship violates a provision of PUHCA which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated exempt wholesale generator, such as the Registrant. In this case, the MoPSC's approval of the power sales agreement was not requested under PUHCA because the Registrant is not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require AmerenUE to contract directly with the Registrant and submit such contract to the MoPSC for review. The SEC has not responded to this matter to date. At this time, management is unable to predict the outcome of this proceeding or the ultimate impact on the Registrant's future financial position, results of operations or liquidity.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, Ameren announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO). During the first quarter 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and Ameren announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. Ameren's withdrawal from the Midwest ISO remains subject to MoPSC approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational within 90-120 days after the FERC's approval. At this time, the Registrant is unable to determine the impact that Ameren's withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

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

ACCOUNTING MATTERS

Adoption of SFAS 133
In January 2001, the Registrant implemented Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of that adoption resulted in the Registrant recording a cumulative effect charge of $2 million after taxes to the income statement, comprised of $0.5 million for ineffective portion of cash flow hedges and $1.5 million for discontinued hedges, and a cumulative adjustment of $3 million after income taxes to other comprehensive income (OCI), which reduced stockholder's equity. (See Note 4 under Notes to Financial Statements for further information.) In June 2001, the Derivatives Implementation Group (DIG), a committee of the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may meet an exception for normal purchases and sales accounting treatment if certain criteria are met. At this time, the Registrant is evaluating the impact of the DIG's revisions to determine the effect on the Registrant's future financial condition, results of operations, or liquidity upon application.

In September 2001, the DIG issued guidance regarding the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG concluded that contracts containing both a forward contract and a purchased option contract are not eligible to qualify for the normal purchases and sales exception under SFAS 133. This guidance is effective in second quarter 2002. The Registrant is evaluating the impact of this guidance on its future financial condition, results of operations or liquidity; however, the impact could be material.

Impact of New Accounting Pronouncements
In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to record the assets and liabilities of the acquired enterprise at fair market value rather than historical cost. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 141 and SFAS 142 are not expected to have a material effect on the Registrant's financial position, results of operations or liquidity upon adoption. At this time, the Registrant is assessing the impact of SFAS 143 on its financial position, results of operations or liquidity upon adoption.

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

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both variable rate and fixed rate debt. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates. At September 30, 2001, the Registrant had no variable rate debt outstanding.

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

With regard to the Registrant's exposure to commodity price risk for purchased power and excess electricity sales, AmerenEnergy manages market risks associated with changing market prices for electricity purchased and sold on behalf of the Registrant.

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

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Ameren Energy enters into contracts for the sale and purchase of energy on behalf of the Registrant. The Registrant is ultimately responsible for the performance of these contracts. Currently, virtually all of AmerenEnergy's transactions are considered non-trading activities. See "Accounting Matters" above and Note 4 under Notes to Financial Statements for discussion of SFAS 133.

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

All of the required coal for the Registrant's coal plants have been acquired at fixed prices for 2001. As such, the Registrant has minimal coal price risk for 2001. In addition, at least 80% of the coal requirements through 2005 are covered by long-term contracts. Under the existing requirements contracts, the capacity and energy requirements can be substantially satisfied by operation of the Registrant's coal plants and accordingly, the fuel position with respect to such contracts is covered. However, the Registrant has recently experienced some delays in its coal deliveries due to certain transportation and operating constraints in the system. The Registrant is working closely with the transportation companies and monitoring its operating practices in order to maintain adequate levels of coal inventory for future operating purposes.

The Registrant's natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to its intermediate and peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reduce the impact of price volatility. For the three month periods ended September 30, 2001 and 2000, natural gas costs were approximately $19 million and $4 million, respectively. For the nine months ended September 30, 2001, natural gas costs were approximately $23 million.

Although the Registrant cannot completely eliminate the effects of gas price volatility, its strategy is designed to minimize the effect of market conditions on the results of its operations. The Registrant's gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures including fixed price, indexed price and embedded price hedges such as caps and collars. The Registrant's strategy also utilizes physical assets through storage, operator and balancing agreements to dampen price volatility.

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



                        AMEREN ENERGY GENERATING COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

     ASSETS                                                                September 30,     December 31,
     ------                                                                   2001              2000
                                                                      --------------------------------------
     Current:
      Cash and cash equivalents                                          $    3,780        $      596
      Accounts receivable - intercompany                                     66,358            57,887
      Accounts receivable                                                    11,897            10,694
      Other receivables - intercompany                                            0           125,850
      Materials and supplies, at average cost
       Fossil fuel                                                           35,256            24,791
       Other                                                                 19,938            19,120
      Other current assets                                                    1,033             1,489
                                                                      --------------------------------------
              Total current assets                                          138,262           240,427
                                                                      --------------------------------------


     Property and plant at cost, net                                      1,318,317           951,017
     Advances for committed units - intercompany                                  0           125,000
     Deferred income taxes, net                                              60,568            69,918
     Other assets                                                             9,714             7,300
                                                                      --------------------------------------

     TOTAL ASSETS                                                        $1,526,861        $1,393,662
                                                                      ======================================

     LIABILITIES AND STOCKHOLDER'S EQUITY
     ------------------------------------

     Current:

      Current portion of subordinated notes payable - intercompany       $   46,592        $   43,544
      Accounts and wages payable                                             39,995            30,942
      Accounts, notes and wages payable - intercompany                      104,166            23,028
      Current portion of income tax payable - intercompany                   15,022            15,874
      Taxes accrued                                                          47,755            26,277
      Interest accrued                                                       14,224             5,690
      Interest payable - intercompany                                         3,556             3,801
      Other                                                                   1,345             4,587
                                                                      --------------------------------------
         Total current liabilities                                          272,655           153,743
                                                                      --------------------------------------


     Other deferred credits                                                   7,236               609
     Accumulated deferred investment tax credits                             17,201            18,233
     Income tax payable - intercompany                                      184,508           195,509
     Long-term debt, net                                                    423,829           423,676
     Subordinated notes payable - intercompany                              511,490           558,082

     Stockholder's equity:
       Common stock, no par value, authorized 10,000 shares -
        outstanding  2,000 shares                                                 2                 2
     Retained earnings                                                      111,659            43,808
     Accumulated other comprehensive income                                  (1,719)                -
                                                                      ---------------------------------------
         Total stockholder's equity                                         109,942            43,810
                                                                      ---------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $1,526,861        $1,393,662
                                                                      =======================================


    See Notes to Financial Statements.


                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)


                                                                                                   Nine Months
                                                                  Three Months Ended                  Ended
                                                                    September 30,                  September 30,
                                                        ---------------------------------
                                                              2001               2000                  2001
                                                        ---------------------------------     ------------------
    OPERATING REVENUES:
       Electric - intercompany                            $  222,211         $  141,158            $  508,614
       Electric                                              103,919             42,057               228,427
       Other - intercompany                                    2,454                  -                 7,362
       Other                                                     733                  -                 2,449
                                                        ---------------------------------     ------------------
        Total operating revenues                             329,317            183,215               746,852
                                                        ---------------------------------     ------------------
    OPERATING EXPENSES:
       Operations:
        Fuel and purchased power                             187,849             92,692               418,991
        Other                                                 24,219             19,549                74,375
                                                        ---------------------------------     ------------------
                                                             212,068            112,241               493,366
       Maintenance                                            10,401             11,287                32,960
       Depreciation and amortization                          14,411             10,533                38,118
       Other taxes                                             5,794              5,726                15,326
                                                        ---------------------------------     ------------------
          Total operating expenses                           242,674            139,787               579,770
                                                        ---------------------------------     ------------------

    Operating income                                          86,643             43,428               167,082

       Interest expense - intercompany                        10,273             11,399                31,027
       Interest expense                                        8,682                  -                25,674
       Other deductions (income), net                         (3,764)               (29)               (5,320)
                                                        ---------------------------------     ------------------

    Income before income taxes                                71,452             32,058               115,701

       Income taxes                                           28,421             12,156                45,857
                                                        ---------------------------------     ------------------

    Income before cumulative effect of change in
    accounting principle                                      43,031             19,902                69,844
    Cumulative effect of change in accounting
    principle, net of income taxes                                 -                  -                (1,993)
                                                        ---------------------------------     ------------------

    NET INCOME                                            $   43,031         $   19,902            $   67,851
                                                        =================================     ==================


      See Notes to Financial Statements.

                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)


                                                                 Nine Months
                                                                    Ended
                                                                 September 30,
                                                                    2001
                                                               ----------------

Cash Flows From Operating:
 Net income                                                      $  67,851
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Cumulative effect of change in accounting principle               1,993
   Depreciation and amortization                                    38,118
   Deferred income taxes, net                                       10,874
   Deferred investment tax credits                                    (631)
   Changes in assets and liabilities:
    Receivables, net                                                (9,674)
    Materials and supplies                                         (11,283)
    Accounts and wages payable                                      90,191
    Taxes accrued                                                   21,478
    Income tax payable - intercompany                              (11,853)
    Interest accrued and payable                                     8,289
    Other, net                                                      (4,813)
                                                               ----------------
Net cash provided by operating activities                          200,540
                                                               ----------------
Cash Flows From Investing:
 Construction expenditures                                        (279,662)
 Repayment of contributions to money pool                          125,850
                                                               ----------------
Net cash used in investing activities                             (153,812)
                                                               ----------------

Cash Flows From Financing:
 Repayment of notes payable - intercompany                         (43,544)
                                                               ----------------
Net cash used in financing activities                              (43,544)


Net Change In Cash And Cash Equivalents                              3,184
Cash and cash equivalents at beginning of year                         596
                                                               ----------------
Cash and cash equivalents at end of period                       $   3,780
                                                               ================



              See Notes to Financial Statements.

                        AMEREN ENERGY GENERATING COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                    UNAUDITED
                             (Thousands of Dollars)

                                                                 Nine Months
                                                                    Ended
                                                                 September 30,
                                                                    2001
                                                             ------------------
Common stock                                                     $        2

Retained earnings
   Beginning balance                                                 43,808
   Net income                                                        67,851
                                                             ------------------
                                                                    111,659

Accumulated other comprehensive income
   Beginning balance                                                      -
   Change in current period                                          (1,719)
                                                             ------------------
                                                                     (1,719)

                                                             ------------------
Total common stockholder's equity                                $  109,942
                                                             ==================


Comprehensive income, net of tax
   Net income                                                    $   67,851
   Cumulative effect of accounting change                            (3,378)
   Unrealized net gain on derivative hedging instruments              1,659
                                                             ------------------
                                                                 $   66,132
                                                             ==================


                See Notes to Financial Statements.

AMEREN ENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

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

Resources is a holding company for Ameren's non-regulated electric generation business whose principal subsidiaries include the Registrant, AmerenEnergy Development Company (Development Co.), AmerenEnergy Fuels and Services Company (Fuels Co.) and AmerenEnergy Marketing Company (Marketing Co.). Fuels Co. acts as the Registrant's agent and manages the Registrant's coal, natural gas and fuel oil procurement and supply. Development Co. develops and constructs generation assets for the Registrant, and the Registrant purchases generation assets from Development Co. when the assets are available for commercial operation. Marketing Co. focuses on marketing energy, capacity and other energy products for terms in excess of one year. In addition, AmerenEnergy, Inc. (AmerenEnergy), Ameren's energy trading and marketing subsidiary, acts as agent for the Registrant and enters into contracts for the sale and purchase of energy on behalf of the Registrant for terms less than a year. The Registrant qualifies as an exempt wholesale generator under PUHCA and owns and operates Resource's nonregulated electric generation business. The Registrant's fiscal year-end is December 31.

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

Factors Affecting Business
Due to the effect of weather on sales and other factors which are characteristic of utility operations, financial results for the periods ended September 30, 2001 and 2000 are not necessarily indicative of trends for any three or nine month period.

Note 2 - Midwest ISO and Alliance RTO
In the fourth quarter of 2000, Ameren announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO). During the first quarter 2001, the Federal Energy Regulatory Commission (FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and Ameren announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable Ameren to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. Ameren's withdrawal from the Midwest ISO remains subject to Missouri Public Service Commission

(MoPSC) approval. Additional regulatory approvals of the SEC, FERC, MoPSC and the Illinois Commerce Commission may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational within 90-120 days after the FERC's approval. At this time, the Registrant is unable to determine the impact that Ameren's withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

Note 3 - Related Party Transactions

The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales, services received or rendered, and intercompany borrowings and lendings. For the three month periods ended September 30, 2001, and 2000, intercompany power purchases from the joint dispatch and other agreements were approximately $18 million and $16 million, respectively. For the nine months ended September 30, 2001, intercompany power purchases totaled approximately $57 million.

Other operating expenses consist primarily of wages, employee benefits, professional services and expenses associated with support services provided by Ameren Services. The support services provided by Ameren Services are based on actual costs incurred. For the three month periods ended September 30, 2001 and 2000, other operating expenses provided by Ameren Services totaled $7 million and $8 million, respectively. For the nine months ended September 30, 2001, support services provided by Ameren Services totaled $24 million.

The Registrant has the ability to borrow up to $463 million from Ameren through a non-utility money pool agreement. However, the total amount available to the Registrant at any given time is reduced by the amount of borrowings from the non-utility money pool by other Ameren nonregulated companies but increased to the extent other Ameren nonregulated companies have surplus funds and the availability of other external borrowing sources. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's nonregulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. For the three-month periods ended September 30, 2001 and 2000, the average interest rate for the non-utility money pool was 3.66 percent and 6.58 percent, respectively. For the nine months ended September 30, 2001, the average interest rate for the non-utility money pool was 4.68 percent. Intercompany interest income for the quarters ended September 30, 2001 and 2000 was immaterial. For the nine-month periods ended September 30, 2001, intercompany interest income was approximately $3 million. At September 30, 2001, the Registrant had not loaned any funds the non-utility money pool but had borrowed approximately $73 million from the non-utility money pool.

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

The Registrant utilizes derivatives principally to manage the risk of changes in market prices for natural gas, coal, electricity and emission credits. The Registrant's risk management objective is to optimize the return from its physical generating assets, while managing exposures to volatile energy commodity prices and emission allowances. Prudent risk management policies are established by a Risk Management Steering Committee (RMSC) comprised of senior-level Ameren officers. Price fluctuations in natural gas, coal and electricity cause (1) an unrealized appreciation or depreciation of the Registrant's firm purchase commitments when purchase prices under the firm commitment are compared with current commodity prices; (2) market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities under the firm commitment; and (3) actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays. The derivatives that the Registrant uses to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. The Registrant primarily uses derivatives to optimize the value of its physical and contractual positions. The Registrant continually assesses its supply and delivery commitment positions against forward market prices and internally forecasts forward prices and modifies its exposure to market, credit and operational risk by entering into various offsetting transactions. In general these transactions serve to reduce price risk for the Registrant. Additionally, the Registrant is authorized to engage in certain transactions that serve to increase the organization's exposure to price, credit and operational risk for expected gains. All transactions are continuously monitored and valued by the RMSC to assure compliance with Ameren policies. The RMSC employs a variety of risk measurement techniques and position limits including value at risk, credit value at risk, stress testing, effectiveness testing along with qualitative measures to establish transaction parameters and measure transaction compliance.

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

The Registrant has entered into forward starting interest rate swaps to hedge the interest rate risk associated with the cost of a future issuance of fixed-rate debt. Under a forward starting swap, the Registrant agrees to pay or receive an amount equal to the difference (calculated on a net present value basis) of the respective cash flows based on the notional amount of the instrument and the difference between the forward starting swap rate determined at the date when the agreement is established and the spot swap rate at the date when the agreement is settled, typically when the Registrant issues the hedged debt issuance. The notional amounts of the agreement are not exchanged. The Registrant entered into these swap agreements with major financial institutions in order to minimize counterparty credit risk. At September 30, 2001, the Registrant had notional amounts of interest rate swaps hedging the anticipated debt issuance of $150 million. These agreements, by their current terms, settle in December 2001.

Interest rate swaps are reflected at fair value in the Registrant's balance sheet and the related gains and losses on these agreements are deferred in shareholder's equity (as a component of other comprehensive income). These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance is recognized in income.

For the three months ended September 30, 2001, the pre-tax net gain, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery, was $1 million. For the nine months ended September 30, 2001, the Registrant recorded a pre-tax net gain of approximately $4 million in electric revenues in the statement of income. This gain represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in the transition adjustment due to transactions going to delivery. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

As of September 30, 2001, all $1 million of deferred net losses on derivative instruments accumulated in OCI is expected to be reversed during the next twelve months. The derivative net losses will be reversed upon delivery of the commodity being hedged.

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

Other
As of  September  30,  2001,  the  Registrant  has  recorded  the fair  value of derivative  financial  instrument  assets of  approximately  $4 million in Other
Assets and derivative financial instrument liabilities of approximately $6 million in Other Deferred Credits and Liabilities.

The Registrant has entered into fixed-price forward contracts for the purchase of coal and natural gas. While these contracts meet the definition of a derivative under SFAS 133, the Registrant records these transactions as normal purchases and normal sales because these contracts are expected to result in physical delivery. The Registrant is currently reevaluating the accounting for these transactions as a result of recent guidance issued by the Derivatives Implementation Group of the Financial Accounting Standards Board (see Accounting Matters under Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion).

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

      The following material organizational changes have been made to senior management by the Board of Directors of the Registrant:

      o Daniel F. Cole was elected President, effective August 30, 2001, replacing Gary L. Rainwater.

      o Warner L. Baxter was elected Senior Vice President, Finance, effective August 30, 2001.

      o Jerre E. Birdsong was elected Vice President and Treasurer, effective October 12, 2001.

      o Martin J. Lyons was appointed Controller, effective October 22, 2001, replacing Warner L. Baxter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits.

          10.1 - Power Sales Agreement between AmerenEnergy Marketing Company and Union Electric Company (September 30, 2001 AmerenEnergy Generating Company Form 10-Q, Exhibit 10.1).

          12   - Computation of Ratio of Earnings to Fixed Charges and Preferred
                 Stock Dividend Requirements, 12 months Ended September 30,
                 2001.

    (b)   Reports on Form 8-K.  None.


    Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-1475.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMEREN ENERGY GENERATING COMPANY
                                                  (Registrant)


                                              By   /s/ Warner L. Baxter
                                                 -------------------------
                                                       Warner L. Baxter
                                                Senior Vice President, Finance
                                                 (Principal Financial Officer)


Date:   November 14, 2001

                                                           Exhibit 10.1

Ameren Energy Marketing Company                            Original Sheet No. 1
Rate Schedule FERC No. 7



                              POWER SALES AGREEMENT
                                     BETWEEN
                         AMEREN ENERGY MARKETING COMPANY
                                       AND
                             UNION ELECTRIC COMPANY



         This Power Sales Agreement (referred to as the "Agreement") is made and entered into as of this 29th day of March 2001, by and between Ameren Energy Marketing Company ("Seller"), an Illinois corporation, and Union Electric Company, d/b/a/ AmerenUE ("Buyer"), a Missouri corporation (each individually referred also to as "Party" and collectively as "Parties").

         WHEREAS, Seller desires to sell capacity and energy ("Power") to Buyer;

         WHEREAS, Buyer desires to purchase Power from Seller;

         NOW, THEREFORE, in consideration of the mutual consideration and obligations set forth herein, the Parties agree as follows:

I.       CAPACITY AND ENERGY DELIVERY OBLIGATIONS:

           A. Capacity: Seller shall sell and deliver and Buyer shall purchase and receive 350 MW of System Firm Capacity per hour for delivery each hour during the term of this Agreement; provided, however, Buyer may provide Seller notice no later than 1700 Central Prevailing Time ("CPT") on May 1, 2001 of its commitment to purchase and Seller shall then be committed to deliver up to two
              (2) additional blocks of 50 MW of System Firm Capacity per hour for delivery each hour during the term of this Agreement. Seller warrants that the System Firm Capacity sold and purchased hereunder shall be MAIN accredited on behalf of Buyer and shall meet MAIN planning reserve margin requirements.

              System Firm Capacity shall be defined as capacity that shall be supplied from the owned or controlled generating system and pre-existing power assets of Seller and Ameren Energy Generating Company ("AEG"). The Seller's failure to deliver and/or Buyer's failure to receive shall be excused (i) by an event of Force Majeure subject to Section VI; (ii) by the other Party's failure to perform; (iii) to the extent necessary to preserve the integrity of, or prevent or limit any instability on the transmission system of Ameren Services Company ("Ameren") or within the Ameren control area; or (iv) to the extent the Ameren system or the control area or reliability council within which the Ameren system operates declares an emergency condition, as determined in the system operator's, or the control area's, or reliability council's reasonable judgment.

           B. Energy: Seller shall sell and deliver and Buyer shall purchase and receive associated Firm Energy as follows:

Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

Ameren Energy Marketing Company                            Original Sheet No. 2
Rate Schedule FERC No. 7

               1. July and August 2001: During the calendar months of July and
                  August 2001, Seller shall sell and deliver and Buyer shall purchase and receive 350 MW of Firm Energy per hour for delivery each hour of the Daily On-Peak Period during the term of this Agreement; provided, however, Buyer may provide Seller notice no later than 1700 CPT on May 1, 2001 of its commitment to purchase and Seller shall then be committed to deliver up to two (2) additional blocks of 50 MW of Firm Energy per hour for delivery each hour of the same Daily On-Peak Period during the term of this Agreement.

                  For purposes of this Agreement, the Daily On-Peak Period shall consist of a sixteen-hour period commencing at 0600 CPT each day from Monday through Friday, excluding NERC holidays.

               2. June 2001 and September 2001 through May 2002: During the calendar month of June and each of the remaining calendar months during the term of this Agreement from September 2001 through May 2002, Seller shall sell and deliver and Buyer shall purchase and receive such Firm Energy as scheduled by Buyer for delivery during any Daily On-Peak Period in accordance with the scheduling procedures set forth in Section IV.B of this Agreement.

         Firm Energy shall be defined as energy which the Seller shall be obligated to sell and deliver, and the Buyer shall be obligated to purchase and receive, and which if not delivered or received, shall subject the non-performing Party to damages pursuant to Section VII, except to the extent that such non-performance is prevented by Force Majeure.

II.      TERM

The Term of this Agreement shall commence June 1, 2001 and shall continue through and including May 31, 2002.


III.     DELIVERY POINTS

           A. Definition: Seller shall deliver to Buyer all energy and capacity purchased hereunder at the generation bus of each generating unit and pre-existing power assets of Seller and AEG ("Delivery Points").

           B. Title and Risk of Loss: Title to and risk of loss related to the sale and purchase of Power hereunder shall transfer from Seller to Buyer at the Delivery Points. Seller warrants that it will deliver to Buyer such Power free and clear of all liens, security interests, claims and encumbrances or any interest therein or thereto by any person arising prior to the Delivery Points.

Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

Ameren Energy Marketing Company                 Substitute Original Sheet No. 3
Rate Schedule FERC No. 7                       Superseding Original Sheet No. 3



IV.      PRICE

     A. Capacity Charge and Energy Price:

         Buyer shall pay Seller for capacity and/or energy purchased hereunder as follows:

         1. For capacity purchased during the calendar months of June and September 2001, a capacity charge equal to $4,000 per MW-Month;

         2. For capacity purchased during the period commencing October 1, 2001 and continuing through May 31, 2002, a capacity charge of $1,000 per MW-Month;

         3. For capacity and energy purchased during each Daily On-Peak Period of the calendar months of July and August 2001, an on-peak energy price of $147.00 per MWh.


         4. For energy purchased pursuant to Section I.B.2 during the month of June 2001, and during the period commencing September 1, 2001 continuing through May 31, 2002, an energy price equal to the "Ameren" Weighted Average Index as reported by Megawatt Daily for the applicable day under "Trades for Standard 16-Hour Daily Products."

      B. Energy Scheduling  Procedures:  To schedule energy for purchase under
         Section I.B.2 of this Agreement, Customer shall provide Company notice of the amount of energy it desires to purchase under such Section I.B. 2 of this Agreement no later than 1015 CPT on the Business Day prior to the Daily On-Peak Period during which Customer desires delivery of such energy in an amount not to exceed a total of 350 MW per hour, except if Customer has elected to purchase additional capacity and energy of up to two (2) 50 MW blocks pursuant to Sections I.A and I.B. 1 of this Agreement. Upon receiving notice from Customer, Company shall provide Customer the energy price specified in Section IV.A.4 above. Customer shall provide Company, by no later than 1030 CPT on the Business Day prior to the day of delivery, a schedule of the amount of energy it desires to purchase and Company shall be obligated to deliver. Upon Company receiving Customer's schedule hereunder, the energy so scheduled shall be Firm Energy as defined in Section I.B of this Agreement.


V.       TRANSMISSION

         Buyer shall be responsible for arranging and scheduling firm transmission from the Delivery Points. Seller's performance shall be excused if Seller's transmission to the Delivery Points, or Buyer's performance shall be excused if Buyer's transmission from the Delivery Points, is interrupted or curtailed so long as (i) the affected Party has arranged and contracted for firm transmission with its transmission provider to or from the Delivery Points, as applicable; (ii) such interruption or curtailment is due to "force majeure" or "uncontrollable force" or a similar term as defined under the applicable transmission provider's tariff; and (iii) the affected Party has provided notice to the other Party of such interruption or curtailment as soon as practicable.



Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        June 29, 2001
Filed to comply with order of the Federal Energy Regulatory Commission, Docket No. ER01-1810, issued June 14, 2001, 95 FERC Para. 61,448.

Ameren Energy Marketing Company                            Original Sheet No. 4
Rate Schedule FERC No. 7


Interruptions or curtailments of transmission other than the transmission either immediately to or from the Delivery Points shall not excuse performance.

VI.      FORCE MAJEURE

         To the extent either Party is prevented by Force Majeure from carrying out, in whole or part, its obligations under this Agreement and such Party (the "Claiming Party") gives notice and details of the Force Majeure to the other Party as soon as practicable, then the Claiming Party shall be excused from the performance of its obligations under this Agreement (other than the obligation to make payments then due or becoming due with respect to performance prior to the Force Majeure). The Claiming Party shall remedy the Force Majeure with all reasonable dispatch. The non-Claiming Party shall not be required to perform, or resume performance during the time period for which Force Majeure is declared, of its obligations to the Claiming Party corresponding to the obligations of the Claiming Party excused by Force Majeure.

         Force Majeure shall mean an event or circumstance which prevents the Claiming Party from performing its obligations or causes delay in the Claiming Party's performance under this Agreement, which event or circumstance was not anticipated as of the date this Agreement was agreed to, which is not within the reasonable control of, or the result of the negligence of, the Claiming Party, and which, by the exercise of due diligence or use of good utility practice, the Claiming Party is unable to overcome or avoid or cause to be avoided, such as, but not limited to acts of God; fire; flood; earthquake; war; riots; requirements, actions or failure to act on the part of governmental authorities; adoption or change in any law, regulation, statute, rule or regulation imposed by federal, state or local governmental bodies, including, without limitation, a change in the interpretation thereof; or any lawful order by any court or administrative agency, (so long as the Seller has not applied for or assisted in the application for such court or governmental action). The settlement of strikes, walkouts, lockouts and other labor disputes that affect the AEG generating system shall be entirely within AEG's discretion and AEG may make settlement at such time and on such terms and conditions as it may deem to be advisable. Further, Force Majeure shall not include (i) the loss of Buyer's markets; (ii) Buyer's inability economically to use or resell the capacity and/or energy purchased hereunder; (iii) the loss or failure of Seller's supply; or (iv) Seller's ability to sell the capacity and/or energy subject to this Agreement at a price greater than the price provided under this Agreement or for a greater economic benefit.

VII.     NON-EXCUSED FAILURE TO PERFORM

         In the event that either Party shall have failed to perform its obligation to either deliver or receive System Firm Capacity or Firm Energy under this Agreement, and such failure is not excused under either (i) Section I.A of this Agreement, (ii) as a result of firm transmission curtailment under
Section V above, or (iii) as an event of force majeure under the above Section VI, the non-performing Party shall be liable to the other Party for Direct Damages. Direct Damages to Buyer shall be limited to the total of (i) the amount by which the market price of System Firm Capacity and/or Firm Energy at the Delivery Points or other similar points of delivery for the period that Seller failed to perform, as determined by Buyer in a commercially reasonable manner, exceeds the capacity charge or energy price in effect under this Agreement at the time of Seller's non-performance, multiplied by (ii) the amount of capacity and/or energy


Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

Ameren Energy Marketing Company                            Original Sheet No. 5
Rate Schedule FERC No. 7

scheduled but not delivered. Direct Damages to Seller shall be limited to the total of (i) the amount by which the capacity charge or energy price in effect under this Agreement at the time of Buyer's non-performance exceeds the market price of the System Firm Capacity and/or Firm Energy at the Delivery Points or other similar points of delivery for the period that Buyer failed to perform, as determined by Seller in a commercially reasonable manner, times (ii) the amount of capacity and/or energy scheduled but not taken.

VIII.    CREDITWORTHINESS

         If a Party has a good faith belief or reasonable grounds that the ability of the other Party to perform its obligations under this Agreement is impaired or that its creditworthiness has become unsatisfactory, such Party may request, with written notice, additional adequate assurance in a form, substance, tenor and/or amount determined acceptable by the requesting Party in a commercially reasonable manner. Upon receipt of such notice, the other Party shall have three (3) business days to respond to such request by providing such adequate assurance. In the event that the other Party fails to provide adequate assurance acceptable to the requesting Party within the time period stated herein, then an Event of Default under Section IX below shall be deemed to have occurred.

IX.      EVENTS OF DEFAULT

     A. Definition: An "Event of Default" shall mean, with respect to a Defaulting Party, the occurrence of any of the following:

        (a) the failure to make, when due, any payment required pursuant to this Agreement if such failure is not remedied within three (3) Business Days after written notice and demand of payment;

        (b) any representation or warranty made by such Party herein is false or misleading in any material respect when made or when deemed made or repeated;

        (c) the failure to perform any material covenant or obligation set forth in this Agreement, (except for such Party's obligations to deliver or receive System Firm Capacity and/or Firm Energy where such Party has made payments due for such failure to deliver or receive under Section VII above,) if such failure is not remedied within three (3) Business Days after written notice;

        (d) such Party becomes Bankrupt;

        (e) the failure of such Party to satisfy the creditworthiness/collateral requirements agreed to or to provide adequate assurances pursuant to
            Section VIII hereof;  and

        (f) A Party consolidates or merges with or into, or transfers all or substantially all of its assets to, another entity and, at the time of such consolidation, amalgamation, merger or transfer, the resulting, surviving or transferee entity fails to assume all the obligations of such Party under this Agreement, or the resulting, surviving or transferee entity does not satisfy the creditworthiness/collateral requirement.


Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

Ameren Energy Marketing Company                            Original Sheet No. 6
Rate Schedule FERC No. 7

     B. Suspension and Early Termination: In the Event of Default, the Non-Defaulting Party may, at its option and in its sole discretion, suspend its performance under the Agreement or terminate the Agreement, at which early termination, the Non-Defaulting Party may make demand for payment of and the Defaulting Party shall pay damages equal to the capacity charge and energy price that would have been in effect during the otherwise remaining term of the Agreement multiplied by the amount of System Firm Capacity and Firm Energy that would have otherwise been purchased and sold during such remaining term, in addition to any other right or remedy available to the Non-Defaulting Party under law, equity or contract for the other Party's default.

X.   PAYMENT

     A. Payment Period: Unless otherwise agreed, a calendar month shall be the standard period for all payments for Power purchased under this Agreement. Seller shall render a bill to Buyer as soon as practicable after the end of each calendar month in which service was provided. Buyer shall make payment in immediately available funds via wire transfer by the later of the fifteenth (15th) day of the month or ten (10) calendar days after receipt of invoice (the "Due Date"). If the Due Date falls on a Saturday or bank holiday other than Monday, payment shall be made on the preceding banking day. If the Due Date falls on a Sunday or a Monday that is a bank holiday, payment shall be made on the succeeding banking day. Amounts not paid on or before the Due Date shall be deemed delinquent and shall be payable with interest accrued daily equal to the U.S. Prime Rate as quoted in the "Money Rates" section of The Wall Street Journal, plus one and a half percent per annum (the "Interest Rate"), but in no event greater than the maximum interest rate permitted by law.

     B. Billing Disputes: If Buyer, in good faith, disputes the accuracy of a billing statement, it shall provide a written explanation of the basis for the dispute and shall pay the full net amount invoiced in such statement no later than the Due Date. If any amount paid under dispute is ultimately determined to have not been due, it shall be returned within ten (10) business days of such determination, along with interest accrued at the Interest Rate from, and including, the date such amount was paid, to, but excluding, the date returned.

     C. Audit Rights: Each Party has the right, at its sole expense and during normal business hours, to examine the records of the other Party to the extent reasonably necessary to verify the accuracy of any statement, charge or computation made relative to this Agreement. The originals of all such records shall be retained by each Party for a minimum of two years. If any such examination demonstrates any inaccuracy in any statement, the necessary adjustments and related payment shall be made promptly with Interest from the date of the overpayment or underpayment; however, no adjustment for any statement or payment will be made unless objection to the accuracy thereof was made within twelve (12) months from the date of the inaccurate statement. Thereafter, any objection shall be deemed waived.


Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

Ameren Energy Marketing Company                            Original Sheet No. 7
Rate Schedule FERC No. 7


XI.      ASSIGNMENT

         This Agreement shall be binding on each Party's successors and permitted assigns. Neither Party shall assign this Agreement or its rights without the prior written consent of the other Party, which consent shall not be unreasonably withheld; provided, however, either Party may, with ten (10) days prior written notice, (i) assign its rights and obligations under this Agreement to an affiliate without consent of the other Party, subject to the affiliate's satisfactory creditworthiness, or (ii) transfer or assign this Agreement to any person or entity succeeding to all or substantially all of the assets, subject to the assignee's satisfactory creditworthiness; provided, however, that in each such case, any such assignee shall agree in writing to be bound by the terms and conditions hereof and so long as the transferring Party delivers such tax and enforceability assurances as the non-transferring Party may reasonably request. Creditworthiness under this Section is to be determined by the non-transferring Party.

XII.     NOTICES

         All notices to be given under this Agreement shall be in writing via First Class U.S. mail, overnight courier, FAX or e-mail and shall be deemed given when sent. Notices provided pursuant to Sections I and IV.B and in response to a transmission curtailment under Section V, an event excusing performance, and/or an event of force majeure shall be first by telephone at the number designated below and followed by written notice as provided herein. Notices shall be addressed as set forth below, or to such other address as the Party to be notified may designate from time to time.

Notice to Seller:              For Supply Curtailment, Transmission Curtailment,
                               Excused Performance, and Force Majeure
Andrew M. Serri
Ameren Energy Marketing Inc                          Don Gulley
Vice President, Sales and Marketing                  (314) 613-9474
400 South Fourth Street, Suite 1500
St. Louis, Mo. 63102
(314) 613-9125
(314) 613-9073 (fax)

Notice to Buyer:               For Supply Curtailment, Transmission Curtailment,
                               Excused Performance, and Force Majeure
Craig D. Nelson
AmerenUE
Vice President, Corporate Planning                   Amy Bollinger
1901 Chouteau Avenue                                 (314) 613-9160
St. Louis, MO  63103
(314) 554-6433
(314) 206-0210 (fax)



Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

Ameren Energy Marketing Company                            Original Sheet No. 8
Rate Schedule FERC No. 7


XIII.    WARRENTIES

         The warranties expressly set forth in this Agreement are the sole warranties given by either Party to the other Party in connection with the sale and purchase of Power hereunder. EXCEPT AS SET FORTH HEREIN, Seller EXPRESSLY NEGATES ANY OTHER REPRESENTATION OR WARRANTY, WRITTEN OR ORAL, EXPRESSED OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY REPRESENTATION OR WARRANTY WITH RESPECT TO CONFORMITY TO MODELS OR EXAMPLES, OR MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE.

XIV.     LIMITATIONS OF LIABILITY

         In the event of litigation or arbitration under this Agreement, the prevailing Party shall be entitled to compensation for any reasonable attorney fees and other costs that may be incurred. Neither Party shall be liable for any punitive damages. It is the intent of the Parties that the limitation herein imposed on remedies and the measure of damages be without regard to the cause or causes related thereto, including the negligence of any party, whether such negligence be sole, joint or concurrent, or active or passive, except as otherwise provided under this Section XIV.

XV.      RESOLUTION OF DISPUTES

         If a question or controversy arises between the Parties concerning the observance or performance of any of the terms, provisions or conditions contained herein or the rights or obligations of either Party under this Agreement, such question or controversy shall in the first instance be the subject of a meeting between the Parties to negotiate a resolution of such dispute. Such meeting shall be held within fifteen (15) days of a request by either Party. If within fifteen (15) days after that meeting, the Parties have not negotiated a resolution or mutually extended the period of negotiation, either Party may seek resolution of the question or controversy by arbitration in accordance with arbitration procedures established from time to time by the American Arbitration Association ("AAA") In addition to the AAA, arbitration shall be conducted pursuant to the Federal Rules of Civil Procedure and the Federal Rules of Evidence.

         Any decision and award of the majority of arbitrators shall be binding upon both Parties. The arbitrators shall not award any indirect, special, incidental or consequential damages against either Party; but may award attorney fees and other legal costs. Judgment upon the award rendered may be entered in any court of competent jurisdiction.


XVI.    MISCELLANEOUS

     A. Duty to Mitigate: Each Party agrees that it has a duty to mitigate damages and covenants that it will use commercially reasonable efforts to minimize any damages it may incur as a result of the other Party's performance or non-performance of this Agreement.


Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

Ameren Energy Marketing Company                            Original Sheet No. 9
Rate Schedule FERC No. 7


     B. Waivers: Any waiver at any time by either Party of its rights with respect to a default under this Agreement or with respect to any other matter arising in connection with this Agreement shall not be deemed a waiver with respect to any subsequent default or matter. Any delay, short of the statutory period of limitation, in asserting or enforcing any right under this Agreement shall not be deemed a waiver of such right.

     C. Entire Agreement: This Agreement contains the entire agreement between the Parties in respect to the subject matter contained herein, and there are no other understandings or agreements between Seller and Buyer in respect thereof.

     D. Written Modifications: This Agreement shall not be modified except in writing by amendment, executed by both Parties, making express reference to the Agreement and the specific provisions hereof modified or amended.

     E. Third-Party Beneficiary: This Agreement is not intended to and shall not create rights of any character whatsoever in favor of any person, corporation, association, or entity other than the Parties to this Agreement, and the obligations herein assumed are solely for the use and benefit of the Parties to this Agreement, their successors in interest, or assigns.

     F. Survivorship of Obligations: The termination of this Agreement shall not discharge any Party from any obligation it owed to the other Party under the Agreement by reason of any transaction, loss, cost, damage, expense or liability that shall occur or arise prior to such termination. It is the intent of the Parties that any such obligation owed (whether the same shall be known or unknown as of the termination of this Agreement) shall survive the termination of this Agreement. The Parties also intend that the limitation of liability provisions contained in this Agreement shall remain operative and in full force and effect, regardless of any termination of this Agreement, except with respect to actions or events occurring or arising after such termination is effective.

     G. Regulation and Savings Clause: The Parties recognize that the sale and delivery of Power hereunder is subject to regulation by federal and state agencies having jurisdiction over the Agreement, Seller and Buyer, in addition to various aspects of the transmission and delivery of Power to Buyer. Any provision declared or rendered unlawful by any applicable court of law or such regulatory agency, or deemed unlawful because of a statutory or regulatory change, shall not otherwise affect the remaining lawful obligations that arise under the Agreement. In the event that any order of a court or regulatory agency with competent jurisdiction results in substantive modification of the Agreement or otherwise affects the economic benefit to each Party intended under the Agreement, the Parties shall use good faith efforts to reform the Agreement in order to give effect to the original intention and economic bargain of the Parties.

     H. Governing Law: The validity, interpretation and performance of this Agreement shall be governed by and performed in accordance with the laws of the State of Missouri, together with administrative and judicial decisions construing applicable provisions of the Federal Power Act (FPA), and without regard to principles of conflicts of law.



Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

Ameren Energy Marketing Company                           Original Sheet No. 10
Rate Schedule FERC No. 7


     I. Headings: The descriptive headings of the sections of this Agreement have been inserted for convenience of reference only and shall not modify or restrict any of the terms and provisions thereof.

     IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be executed in duplicate, by its authorized officers, day and year first above written.

AMEREN ENERGY MARKETING                        UNION ELECTRIC COMPANY
COMPANY                                         d/b/a AMERENUE


By  /s/ Andrew M. Serri                    By  /s/ C. W. Mueller
   ----------------------                     -------------------
        Andrew M. Serri                            C. W. Mueller
  Vice President, Sales and Marketing    President and Chief Executive Officer


Attest:                                                       Attest:



/s/ G. L. Waters                            /s/ G. L. Waters
-----------------------------------         --------------------------------

Assistant Secretary                         Assistant Secretary






















Issued By:        Andrew M. Serri                      Effective:  June 1, 2001
                  Vice President of Sales & Marketing, Ameren Energy Marketing
                  Company
Issued On:        April 17, 2001

                                                                     Exhibit 12


                Calculation of Ratio of Earnings to Fixed Charges
                          (in thousands, except ratio)

For the period from October 1, 2000 through September 30, 2001

Pre-tax income from continuing operations                            $  171,413
                                                                   -------------
Add-fixed charges:
   Interest expense and amortization of debt
    discount on third-party indebtedness.....................            31,017
   Interest expense on intercompany
    indebtedness.............................................            53,965
   Interest capitalized......................................             1,492
                                                                   -------------
Total fixed charges                                                  $   86,474
Pre-tax income from continuing operations
   plus fixed charges                                                $  257,887
                                                                   =============
Ratio of earnings to fixed charges...........................             2.982

For purposes of computing the ratio of earnings to fixed charges, "earnings" consists of pre-tax income plus fixed charges and income taxes, less undistributed income from equity investees. "Fixed charges" consists of interest charges and the amortization of debt discounts and issues costs.