Form 10-Q
period 2002-03-31
AMERENENERGY GENERATING CO
filed 2002-05-15
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended March 31, 2002

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


                         Yes         X _    .      No               .


Shares outstanding of each of registrant's classes of common stock as of May 13, 2002: Common Stock, no par value, held by AmerenEnergy Development Company (parent company of Registrant) - 2,000


                        AMEREN ENERGY GENERATING COMPANY
                                      INDEX

PART I       Financial Information                                                                                Page

  ITEM 1.    Financial Statements
             Balance Sheet at March 31, 2002 and December 31, 2001...........................................       2
             Statement of Income for the three months ended March 31, 2002 and 2001..........................       3
             Statement of Cash Flows for the three months ended March 31, 2002 and 2001......................       4
             Statement of Common Stockholder's Equity for the three months ended March 31, 2002 and 2001.....       5
             Notes to Financial Statements...................................................................       6

  ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........      11

  ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk......................................      15


PART II      Other Information

  ITEM 6.    Exhibits and Reports on Form 8-K................................................................      19


SIGNATURE....................................................................................................      20



PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                        AMEREN ENERGY GENERATING COMPANY
                                  BALANCE SHEET
                          (In Millions, Except Shares)

                                                                   March 31,             December 31,
                                                                     2002                    2001
                                                                --------------         ---------------
                                                                 (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                           $    5                  $    2
    Accounts receivable-intercompany                                       63                     121
    Accounts receivable                                                    13                       8
    Materials and supplies, at average cost
         Fossil fuel                                                       38                      40
         Other                                                             20                      20
    Other current assets                                                    1                       2
                                                                --------------         ---------------

            Total current assets                                          140                     193
                                                                --------------         ---------------

Property and plant at cost, net:
    Electric Plant                                                      2,145                   2,141
    Less accumulated depreciation                                        (705)                   (689)
                                                                --------------         ---------------
                                                                        1,440                   1,452
    Construction work in progress                                          69                      60
                                                                --------------         ---------------
            Total property and plant, net                               1,509                   1,512

Deferred income taxes, net                                                 34                      38
Other assets                                                               14                      13
                                                               --------------          ---------------

TOTAL ASSETS                                                         $  1,697                $  1,756
                                                               ==============          ===============

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
    Current portion of subordinated notes payable-intercompany       $     47                $     47
    Accounts and wages payable                                             31                      63
    Accounts and wages payable-intercompany                                18                     181
    Notes payable-intercompany                                            171                      62
    Current portion of income tax payable-intercompany                     14                      18
    Taxes payable                                                          19                      12
    Interest payable                                                       14                       6
    Interest payable-intercompany                                           8                       6
    Other                                                                   3                       3
                                                               --------------       -----------------
            Total current liabilities                                     325                     398
                                                               --------------       -----------------

Other deferred credits                                                     12                       5
Accumulated deferred investment tax credits                                17                      17
Income tax payable-intercompany                                           174                     177
Long-term debt, net                                                       424                     424
Subordinated notes payable-intercompany                                   461                     461
Stockholder's equity:
    Common stock, no par value, 10,000 shares authorized-2,000
     shares outstanding                                                   ---                     ---
    Other paid-in capital                                                 150                     150
    Retained earnings                                                     132                     120
    Accumulated other comprehensive income                                  2                       4
                                                               --------------       -----------------
            Total stockholder's equity                                    284                     274
                                                               --------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  1,697                 $ 1,756
                                                               ==============       =================

See Notes to Financial Statements.


                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                                  (In Millions)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                    ------------------------------------
                                                                          2002                 2001
                                                                          ----                 ----
OPERATING REVENUES:
    Electric-intercompany                                               $  157               $  146
    Electric                                                               103                   58
    Other-intercompany                                                       3                    3
                                                                    ---------------      ----------------
            Total operating revenues                                       263                  207
                                                                    ---------------      ----------------

OPERATING EXPENSES:
    Operations:
         Fuel and purchased power                                          166                  114
         Other                                                              28                   24
                                                                   ----------------       ---------------
                                                                           194                  138

    Maintenance                                                              9                    9
    Depreciation and amortization                                           16                   11
    Other taxes                                                              6                    6
                                                                   ----------------       ---------------
            Total operating expenses                                       225                  164
                                                                   ----------------       ---------------

Operating income                                                            38                   43

    Interest expense-intercompany                                            9                   11
    Interest expense                                                         8                    9
    Other income and deductions, net                                       ---                   (2)
                                                                   ----------------       ---------------

Income before income taxes                                                  21                   25
    Income taxes                                                             8                   10
                                                                   ----------------       ---------------
Income before cumulative effect of change in accounting principle           13                   15

Cumulative effect of change in accounting principle                        ---                   (2)

                                                                   ----------------       ---------------
NET INCOME                                                              $   13               $   13
                                                                   ================       ===============

See Notes to Financial Statements.


                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                  (In Millions)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                             2002            2001
                                                                             ----            ----
Cash Flows From Operating:
    Net income                                                              $  13           $  13
    Adjustments to reconcile net income to net cash provided by operating activities:
         Cumulative effect of change in accounting principle                  ---               2
         Depreciation and amortization                                         16              11
         Deferred income taxes, net                                             5               5
         Changes in assets and liabilities:
            Receivables, net                                                   53              (9)
            Materials and supplies                                              2              (4)
            Accounts and wages payable                                        (55)             13
            Taxes payable                                                       7              10
            Income tax payable-intercompany                                    (7)             (4)
            Interest payable                                                   10               8
            Other, net                                                          5              (3)
                                                                      ------------     ------------

Net cash provided by operating activities                                      49              42
                                                                      ------------     ------------

Cash Flows From Investing:
    Construction expenditures                                                (154)            (13)
    Intercompany notes receivable-short-term                                  ---             (29)
                                                                      ------------     ------------


Net cash used in investing activities                                        (154)            (42)
                                                                      ------------     ------------


Cash Flows From Financing:
    Dividend on paid-in capital                                                (1)             ---
    Intercompany notes payable-short-term                                     109              ---
                                                                      ------------     -------------

Net cash provided by financing activities                                     108              ---
                                                                      ------------     -------------

Net change in cash and cash equivalents                                         3              ---
Cash and cash equivalents at beginning of period                                2              ---
                                                                      ------------     -------------

Cash and cash equivalents at end of period                                  $   5           $  ---
                                                                      ============     =============


Cash paid during the periods:
     Interest                                                               $   7           $  11
     Income taxes                                                           $   1            $  9

See Notes to Financial Statements



                        AMEREN ENERGY GENERATING COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                    UNAUDITED
                                  (In Millions)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                            2002            2001
                                                                            ----            ----
Common stock                                                              $  ---          $  ---
Other paid-in capital
    Beginning balance                                                        150             ---
    Change in current period                                                 ---             ---
                                                                     -------------       -------------
                                                                             150             ---
Retained earnings
    Beginning balance                                                        120              44
    Dividend on paid-in capital                                               (1)            ---
    Net income                                                                13              13
                                                                    --------------       -------------
                                                                             132              57
Accumulated other comprehensive income
    Beginning balance                                                          4             ---
    Change in current period                                                  (2)             (1)
                                                                    --------------       -------------
                                                                               2              (1)

                                                                    --------------       -------------

Total common stockholder's equity                                          $ 284            $ 56
                                                                    ==============       =============


Comprehensive income, net of tax
    Net income                                                             $  13           $  13
    Cumulative effect of accounting change                                   ---              (3)
    Unrealized net loss on derivative hedging instruments                     (2)              2
                                                                    --------------       -------------
                                                                           $  11           $  12
                                                                    ==============       =============

See Notes to Financial Statements.

AMEREN ENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 1-Summary of Significant Accounting Policies

Basis of Presentation

     Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of the interim results. These statements should be read in conjunction with the financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K.

     When we refer to our, we or us, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy, Inc. (AmerenEnergy) and Ameren Energy Fuels and Services Company (Fuels Company). All dollar amounts are in millions, unless otherwise indicated.

Accounting Changes

     In January 2001,  we adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption resulted in a cumulative effect charge of $2 million after taxes to the income statement, and a cumulative effect adjustment of $3 million after taxes to Accumulated Other Comprehensive Income (OCI), which reduced common stockholder's equity.

     On January 1, 2002 we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for us on January 1, 2003. At this time, we are assessing the impact of SFAS 143 on our financial position, results of operations and liquidity upon adoption.

     On January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

NOTE 2 - Regulatory Matters

Missouri

     In order to satisfy its regulatory load requirements for 2001, Union Electric Company (AmerenUE) purchased through a competitive bidding process, 450 megawatts of capacity and energy from AmerenEnergy Marketing Company (Marketing Company) at market-based rates. Marketing Company acquired the power to supply AmerenUE from us. For 2002, AmerenUE, again through a competitive bidding process, entered into a contract with Marketing Company for the purchase of 200 megawatts of capacity and energy at lower prices than in 2001. Marketing Company expects to acquire the power to supply AmerenUE from us and other sources which will result in lower revenues to us. Additional future resource options under consideration by AmerenUE include the transfer of AmerenUE's Illinois-based electric business to Central Illinois Public Service Company (AmerenCIPS), which would be supplied by Marketing Company, which may in turn obtain its power from us and other sources.

     In May 2001, the Missouri Public Service Commission (MoPSC) filed a pleading with the Securities and Exchange Commission (SEC) relating to AmerenUE's agreement to purchase 450 megawatts of capacity and energy from Marketing Company during 2001 (the 2001 Marketing Company - AmerenUE agreement). The pleading requests an investigation into the contractual relationship between us, Marketing Company and AmerenUE in the context of the 2001 Marketing Company
- AmerenUE agreement and requested that the SEC find that such relationship violates a provision of PUHCA which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated electric wholesale generator, like us. We believe that the MoPSC's approval of the power sales agreement under PUHCA is not required because we are not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require AmerenUE to contract directly with us and submit such contract to the MoPSC for review. The SEC has not responded to this matter to date. On May 9, 2002, the MoPSC filed a similar pleading with the SEC relating to AmerenUE's agreement to purchase 200 megawatts of capacity and energy from Marketing Company during 2002. At this time, management is unable to predict the outcome of these pleadings or the ultimate impact on our future financial position, results of operations or liquidity.

Illinois

     In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers on May 1, 2002. Industrial and commercial customers were already offered this choice. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business and we do not expect the offering of choice to AmerenCIPS' residential customers to have a material adverse effect on our business either.

     In addition, the Illinois Law contains a provision freezing residential electric rates through January 1, 2005. Legislation has been introduced in the Illinois House of Representatives and Senate that would extend the rate freeze to December 31, 2006. At this time, we cannot predict whether that legislation will ultimately be passed.

Midwest ISO and Alliance RTO

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, Ameren, along with several other utilities, has been seeking approval from the FERC to participate in an RTO known as the Alliance RTO. Ameren had previously been a member of the Midwest Independent System Operator (MISO) and recorded a pretax charge to earnings in 2000 of $25 million ($15 million after taxes) for an exit fee and other costs when it left that organization. Ameren felt the for-profit Alliance RTO business model was superior to the non-for-profit MISO business model and provided it with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the MISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. On April 25, 2002, after the Alliance RTO and MISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the MISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and National Grid to purchase certain services from the MISO at incremental cost rather than MISO's full tariff rates. The FERC also ordered the MISO to return the exit fee paid by Ameren to leave the MISO, provided Ameren returns to the MISO and agrees to pay its proportional share of the startup and ongoing operational expenses of the MISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order. We do not own transmission assets. However, we pay AmerenUE and AmerenCIPS for the use of their transmission lines to transmit power. At this time, Ameren continues to evaluate its alternatives and we are unable to determine the impact that the FERC's April 2002 ruling will have on our future financial condition, results of operations or liquidity.

NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren Corporation, our parent company, and certain of its subsidiaries. These transactions primarily consist of power purchases and sales, services received or rendered, borrowings and lendings. The transactions with these affiliates are reported as intercompany transactions.

Ameren Services  and AmerenEnergy Charges

     Support services provided by our affiliates, Ameren Services and AmerenEnergy, including wages, employee benefits, professional services and other expenses are based on actual costs incurred. For the three months ended March 31, 2002, other operating expenses provided by Ameren Services and AmerenEnergy totaled $10 million, compared to $10 million for the same period in 2001.

Other

     Intercompany power purchases from the amended joint dispatch agreement between AmerenUE and us and other agreements were approximately $114 million during the three months ended March 31, 2002 and were $74 million in the comparable year-ago period.

     We have the ability to borrow up to $400 million from Ameren through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from the non-utility money pool by other Ameren nonregulated companies and is increased to the extent other Ameren nonregulated companies advance surplus funds to the non-utility money pool or external borrowing sources are used by Ameren to increase the available amounts. At March 31, 2002, approximately $332 million was available through the non-utility money pool not including additional funds available through uncommitted bank lines of $75 million. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's nonregulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 4.30% in the first quarter of 2002 and 5.95 % in the first quarter of 2001. We incurred approximately $1 million in intercompany interest expense associated with outstanding borrowings from the non-utility money pool in the first quarter of 2002. We received approximately $2 million in intercompany interest income associated with outstanding loans to the non-utility money pool in first quarter of 2001. At March 31, 2002, we had no amounts loaned to the non-utility money pool and had outstanding borrowings of approximately $171 million.

NOTE 4 - Risk Management and Derivative Financial Instruments

     We manage market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Our risk management objective is to optimize our physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee (RMSC), which is comprised of senior-level Ameren officers.

Market Risk

     Fuels Company and AmerenEnergy, on behalf of our company, engage in price risk management activities related to electricity and fuel. In addition to buying and selling these commodities, we use derivative financial instruments to manage market risks and reduce exposure resulting from fluctuations in the prices of electricity and fuel. Hedging instruments include futures, forward contracts, options and swaps. The primary use of these instruments is to manage and hedge contractual commitments and to reduce exposure related to commodity market prices and interest rate volatility.

Credit Risk

     Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. New York Mercantile Exchange (NYMEX) traded futures contracts are supported by the financial resources and credit quality of the clearing members of NYMEX and have nominal credit risk. On all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

     Our physical and financial instruments subject to credit risk consist primarily of accounts receivable and executory contracts with market risk exposures. Our revenues are primarily derived from the sales of electricity to Marketing Company as described in Note 3 -- "Related Party Transactions." At March 31, 2002, approximately $49 million of our accounts receivable were related party receivables from Marketing Co and approximately $7 million were related party receivables from Ameren. No other customer represented greater than 10% of accounts receivable. We analyze each counterparty's financial condition prior to entering into forwards, swaps, futures or option contracts. We also establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management (e.g. letters of credit and parental guarantees).

Derivative Financial Instruments

     We utilize derivatives principally to manage the risk of changes in market prices for fuel, electricity and emission credits. Price fluctuations in fuel and electricity cause:
     o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
     o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory or under the firm commitment; and
     o actual cash outlays for the purchase of these commodities, in certain circumstances to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internal forecasts of forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk.

     As of March 31, 2002, we have recorded the fair value of derivative financial instrument assets of approximately $8 million in Other Assets and derivative financial instrument liabilities of approximately $9 million in Other Deferred Credits.

Cash Flow Hedges

     We routinely enter into forward purchase and sales contracts for electricity based on forecasted levels of economic generation in excess of load requirements. The relative balance between load and economic generation varies throughout the year and is monitored by the RMSC. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions.

     For the three months ended March 31, 2002, the pre-tax net gain, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery, was less than $1 million.

     As of March 31, 2002, the entire net loss of approximately $3 million, or $2 million after tax, on forward purchases and sales of electricity derivative instruments accumulated in OCI was expected to be recognized in earnings during the next twelve months upon delivery of the commodity being hedged.

     Interest rate swaps are reflected at fair value in our balance sheet and the related gains and losses on these agreements are deferred in Stockholder's Equity (as a component of OCI). As of March 31, 2002, a gain of approximately $7 million, or $4 million after tax, associated with interest rate swaps for debt to be issued was in OCI and will be amortized over the life of the debt ultimately issued or will be recognized immediately to the income statement in interest expense if a determination is made that debt will not be issued.

NOTE 5 - Subsequent Event

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. Ameren currently expects to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity most of which is expected to be nonregulated by closing.

     Upon completion of the acquisition, expected within 12 months, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the SEC, the FERC, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     AmerenEnergy Generating Company, is an indirect wholly-owned subsidiary of Ameren Corporation that owns and operates a wholesale electric generation business in Missouri and Illinois. Much of our business was formerly owned and operated by our affiliate, Central Illinois Public Service Company, which operates as AmerenCIPS. We were incorporated in the State of Illinois in March 2000. On May 1, 2000, we acquired from AmerenCIPS at net book value five coal-fired electric generating stations which we refer to as the coal plants, all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and other related rights, assets and liabilities.

     Ameren is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Its principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, its primary subsidiaries are as follows:

o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenCIPS, which operates a regulated electric and natural gas distribution business in Illinois.
o AmerenEnergy Resources Company (Resources Company), which consists of nonregulated operations. Its principal subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and natural gas and manages the related risks for us and our affiliates, and AmerenEnergy Development Company (Development Company), which develops and constructs generating facilities for us.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for us and our affiliates for transactions of less than one year.
o Ameren Services Company (Ameren Services), which provides shared support services to us and our affiliates.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference in our Annual Report on Form 10-K for the period ending December 31, 2001.
o The audited financial statements and related notes that are incorporated by reference in our Annual Report on Form 10-K for the period ending December 31, 2001.

     When we refer to our, we or us, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy and Fuels Company. All dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. We principally utilize coal and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

     Our net income of $13 million for the first quarter of 2002 was comparable to the first quarter of 2001. In the first quarter of 2001 we recorded a charge of $2 million due to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Accounting Matters. Income before cumulative effect of change in accounting principle in the first quarter of 2002 was $13 million compared to $15 million in the first quarter of 2001. Income before cumulative effect of change in accounting principle decreased in the first quarter of 2002 versus the prior year primarily due to lower margins on interchange sales and an increase in depreciation associated with combustion turbine generating units acquired during the second and third quarters of 2001. These increases in the first quarter of 2002 were partially offset by increased wholesale sales and lower interest expense.

Recent Developments

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. Ameren currently expects to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity most of which is expected to be nonregulated by closing.

     Upon completion of the acquisition, expected within 12 months, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the SEC, the FERC, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

     As a result of the continuing uncertainty associated with AmerenUE's pending Missouri electric rate case, and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of AmerenUE and AmerenCIPS debt on negative credit watch and placed the ratings of our debt on positive credit watch. However, Standard & Poor's stated they expect the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated they envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Currently, Ameren's corporate credit rating is A+ at Standard & Poor's and A2 at Moody's. If the ratings of AmerenUE's first mortgage bonds fall below investment grade, lenders under AmerenUE's $300 million revolving credit facility may elect not to make advances and/or declare outstanding borrowings due and payable. In addition, a decrease in Ameren's ratings may indirectly reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings.

Electric Operations

     Electric margins increased $4 million in the first quarter of 2002 compared to the year-ago quarter. Revenues increased $56 million in the first quarter of 2002 as we experienced a 39% increase in electric kilowatthour sales. This increase was due to additional wholesale electric customers that contributed an additional $9 million of electric revenues and a $48 million increase in interchange sales. However, these increased interchange revenues were more than offset by the related increase in purchased power, resulting in lower margins than in the first quarter of 2001 due to lower energy prices.

Other Operating Expenses

     Our other operating expenses increased $4 million in the first quarter 2002 compared to the year-ago quarter primarily due to a $2 million increase in workers' compensation and injuries and damages. This increase, in addition to other general inflationary increases in operating expenses, were partially offset by a $1 million decrease in costs associated with AmerenEnergy's trading activities due to a reduction of incentive compensation in the first quarter of 2001.

     Our depreciation and amortization expense increased $5 million in the first quarter 2002 compared to the year-ago period primarily due to new combustion turbine generating units added during the second and third quarters of 2001.

Interest Expense

     Our interest expense decreased $3 million in the first quarter of 2002 compared to the year-ago period primarily due to a $90 million reduction in the principal balance outstanding on the subordinated intercompany promissory note to AmerenCIPS which occurred subsequent to the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash used in operating activities increased $7 million in the first quarter of 2002 compared to the year-ago period primarily due to the increase in electric margin coupled with the timing of receipt of payments from our affiliates which was partially offset by a decrease in accounts payable as the cash received was used to reduce outstanding liabilities.

     Our gross margins from supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $400 million from Ameren through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from the non-utility money pool by other Ameren nonregulated companies and is increased to the extent other Ameren nonregulated companies advance surplus funds to the non-utility money pool or external borrowing sources are used by Ameren to increase the available amounts. At March 31, 2002, approximately $332 million was available through the non-utility money pool not including additional funds available through uncommitted bank lines of $75 million. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's nonregulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 4.30% in the first quarter of 2002 and 5.95 % in the first quarter of 2001. We incurred approximately $1 million in intercompany interest expense associated with outstanding borrowings from the non-utility money pool in the first quarter of 2002. We received approximately $2 million in intercompany interest income associated with outstanding loans to the non-utility money pool in first quarter of 2001. At March 31, 2002, we had no amounts loaned to the non-utility money pool and had outstanding borrowings of approximately $171 million.

     Our short-term financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At March 31, 2002, we were in compliance with these provisions. It is an event of default under our $425 million Series C note and Series D note if one or more payments aggregating $25 million or more due to us from Marketing Company are not made within 60 days of the date they are due to us.

Investing

     Our cash flows used in investing activities increased $112 million in the first quarter of 2002 compared to the year-ago period primarily due to the payment to Development Company of approximately $140 million for a combustion turbine generating unit. This unit was purchased in December 2001, but the amount was included in accounts payable. This increase was partially offset by a reduction in short-term loans to Ameren's non-utility money pool of $29 million compared to the first quarter of 2001.

Future Capacity Additions

     Of the $300 million of budgeted capital expenditures for 2002, which excludes the December 2001 purchase referenced above, $222 million relates to the scheduled purchase from Development Company of four combustion turbine generating units. These combustion turbine generating units to be purchased towards the end of the year are expected to provide additional capacity of 468 megawatts.

Capital expenditures at our coal plants are expected to range from approximately $225 million to $275 million in total for the period 2002 through 2006, excluding any capital expenditures required to comply with NOx emission standards.

Financing

     Our cash flows provided by financing activities increased $108 million in the first quarter of 2002 compared to the year-ago period. Our principal financing activities for the period included borrowings from the non-utility money pool to fund the purchase of a combustion turbine generating unit which was acquired in December 2001 but paid for in February 2002.

     In 2002, we expect to issue up to approximately $275 million of additional long-term debt to finance recent generating capacity additions.

     In the ordinary course of business, we evaluate several strategies to enhance our financial position, earnings, and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

Regulatory Matters

      See Note 2 - "Regulatory Matters" to the financial statements.

Electric Industry Restructuring

Illinois

     In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers on May 1, 2002. Industrial and commercial customers were already offered this choice. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business and we do not expect the offering of choice to our residential customers to have a material adverse effect on our business either.

     In addition, the Illinois Law contains a provision freezing residential electric rates through January 1, 2005. Legislation has been introduced in the Illinois House of Representatives and Senate that would extend the rate freeze to December 31, 2006. At this time, we cannot predict whether that legislation will ultimately be passed.

Federal Midwest ISO and Alliance RTO

      See Note 2 - "Regulatory Matters" to the financial statements.

ACCOUNTING MATTERS

Critical Accounting Policies

     Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results. In the table below, we have outlined those accounting policies that we believe are most difficult, subjective or complex:


Accounting Policy                                          Judgments/Uncertainties Affecting Application
-----------------                                          ---------------------------------------------

Environmental Costs
-------------------

   We accrue for all known environmental                   o  Extent of contamination
   contamination where remediation can be                  o  Responsible party determination
   reasonably estimated. However, we are                   o  Approved methods for cleanup
   contractually indemnified by AmerenCIPS for             o  Present and future legislation and governmental
   remediation costs that we incur at the sites               regulations and standards
   of our coal plants relating to environmental            o  Results of ongoing research and development
   contamination that occurred prior to the                   regarding environmental impacts
   AmerenCIPS' transfer of the coal plants to us
   on May 1, 2000.


Benefit Plan Accounting
-----------------------

   Based on actuarial calculations, we accrue              o  Future rate of return on pension and other plan
   costs of providing future employee benefits                assets
   in accordance with SFAS 87, 106, and 112.               o  Interest rates used in valuing benefit
   See Note 6 to our financial statements for                 obligation
   the year ended December 31, 2001.                       o  Healthcare cost trend rates


Derivative Financial Instruments
--------------------------------

   We record all derivatives at their fair                 o  Market conditions in the energy industry,
   market value in accordance with SFAS 133.                  especially the effects of price volatility on
   The identification and classification of a                 contractual commodity commitments
   derivative and the fair value of such                   o  Regulatory and political environments and
   derivative must be determined.  See Note 3 to              requirements
   our financial statements for the year ended             o  Fair value estimations on longer term contracts
   December 31, 2001.


Impact of Future Accounting Pronouncements

   See Note 1 - "Summary of Significant Accounting Policies" to the financial statements.

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk.

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of our risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. AmerenEnergy and Fuels Company, on our behalf, manage our market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, and operational risk and are not represented in the following analysis.

     Our risk management objective is to optimize our physical generating assets within prudent risk parameters. Our risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates through our issuance of both variable rate and fixed rate debt. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates. At March 31, 2002, we had $171 million of variable rate non-utility money pool borrowings outstanding.

     Utilizing our variable rate debt outstanding at March 31, 2002, if interest rates increased by 1%, our annual interest expense would increase by approximately $2 million and net income would decrease by approximately $1 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Fuel Price Risk

     Over 95% of the required 2002 supply of coal for our coal plants has been acquired at fixed prices. As such, we have minimal coal price risk for 2002. In addition, at least 78% of the coal requirements through 2006 are covered by contracts.

Fair Value of Contracts

     We utilize derivatives  principally to manage the risk of changes in market
prices  for  natural  gas,  fuel,   electricity  and  emission  credits.   Price
fluctuations in natural gas, fuel and electricity cause:
    o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
    o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory and under firm commitment; and
    o actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk.

     The following summarizes changes in the fair value of all contracts mark to market during the first quarter of 2002:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fair value of contracts at January 1, 2002                               $   2
  Contracts at January 1, 2002 which were realized or otherwise
    settled during first quarter of 2002                                    (a)
  Changes in fair values attributable to changes in valuation
    techniques and assumptions                                             ---
  Fair value of new contracts entered into during first quarter 2002        (a)
  Other changes in fair value                                               (3)
--------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31, 2002                    $  (1)
--------------------------------------------------------------------------------

(a) Less than $1 million.


         Fair value of contracts as of March 31, 2002 were as follows:
--------------------------------------------------------------------------------
                                               Maturity                               Maturity
                                               less than    Maturity     Maturity     in excess   Total fair
Sources of fair value (In Millions)             1 year      1-3 years    4-5 years   of 5 years    value (a)
--------------------------------------------- ------------ ------------ ------------ ------------ ------------
Prices actively quoted                        $     (d)     $    --      $    --      $    --     $     (d)
Prices provided by other external sources
(b)                                                 (1)          --           --           --           (1)
Prices based on models and other valuation
methods (c)                                         (d)          --           --           --           (d)
--------------------------------------------- ------------ ------------ ------------ ------------ ------------
Total                                         $     (1)     $    --      $    --      $    --     $     (1)
--------------------------------------------- ------------ ------------ ------------ ------------ ------------

(a)  Contracts valued at negative $1 million were with both investment grade and noninvestment-grade rated counterparties.
(b)  Principally power forward hedges valued based on NYMEX prices for over-the-counter contracts.
(c)  Principally power forwards valued based on Black-Sholes model that includes information from external and our estimates
(d)  Less than $1
     million.


SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the 2001 Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

     o the effects of the pending AmerenUE excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
     o changes in laws and other governmental actions, including monetary and fiscal policies;
     o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
     o    the effects of increased competition in the future;
     o the effects of Ameren's participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator and the Alliance RTO;
     o    availability  and future market  prices for fuel and purchased  power, electricity, and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
     o    wholesale and retail pricing for electricity in the Midwest;
     o    business and economic conditions;
     o    the impact of the adoption of new accounting standards;
     o    interest rates and the availability of capital;
     o    actions of rating agencies and the effects of such actions;
     o    weather conditions;
     o    generation plant construction, installation, and performance;
     o the effects of strategic initiatives, including acquisitions and divestitures;
     o the impact of current environmental regulations on generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
     o    future wages and employee benefits costs;
     o competition from other generating facilities including new facilities that may be developed in the future;

     o delays in receipt of regulatory approvals for the acquisition of CILCORP or unexpected adverse conditions or terms of those approvals;
     o    difficulties in integrating CILCO with Ameren's other businesses;
     o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions;
     o disruptions of the capital markets or other events making Ameren's access to necessary capital more difficult or costly;
     o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made on our behalf; and
     o    legal and administrative proceedings.

        PART II - OTHER INFORMATION

        ITEM 6.  Exhibits and Report on Form 8-K.

(a)   Exhibits

      10.1 Power Sales Agreement between AmerenEnergy Marketing Company and Union Electric Company d/b/a AmerenUE dated March 20, 2002.

(b)            Reports on Form 8-K. None.

Note: Reports of Ameren Corporation on Forms 10-K, 10-Q and 8-K are on file with the Securities and Exchange Commission (the "SEC") under File Number 1-14756.

               Reports of Union Electric Company on Forms 10-K, 10-Q and 8-K are on file with the SEC under File No. 1-2967.

               Reports of Central Illinois Public Service Company on Forms 10-K, 10-Q and 8-K are on file with the SEC under File No. 1-3672.

                                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMEREN ENERGY GENERATING COMPANY
                                                       (Registrant)

                                            By    /s/  Martin J. Lyons
                                              ------------------------------
                                                       Martin J. Lyons
                                                         Controller
                                              (Principal Accounting Officer)


Date: May 15, 2002

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 1

                              POWER SALES AGREEMENT
                                     BETWEEN
                         AMEREN ENERGY MARKETING COMPANY
                                       AND
                             UNION ELECTRIC COMPANY

This Power Sales Agreement (referred to as the "Agreement") is made and entered into as of this 20th day of March 2002, by and between Ameren Energy Marketing Company ("Seller"), an Illinois corporation, and Union Electric Company, d/b/a/ AmerenUE ("Buyer"), a Missouri corporation (each individually referred also to as "Party" and collectively as "Parties").

         WHEREAS, Seller desires to sell capacity and energy ("Power") to Buyer;

         WHEREAS, Buyer desires to purchase Power from Seller;

         NOW, THEREFORE, in consideration of the mutual consideration and obligations set forth herein, the Parties agree as follows:

I.       TERM

         The Term of this Agreement shall commence June 1, 2002 and shall continue through and including May 31, 2003.

II.      CAPACITY AND ENERGY DELIVERY OBLIGATIONS:

         A. Capacity: Seller shall sell and deliver and Buyer shall purchase and receive 200 MW of System Firm Capacity. Seller warrants that the System Firm Capacity sold and purchased hereunder shall be MAIN accredited on behalf of Buyer and shall meet MAIN planning reserve margin requirements.

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

         B. Energy: Seller shall sell and deliver and Buyer shall purchase and receive associated Firm Energy as follows:

             1. June 2002 and September 2002 through May 2003: During the calendar month of June and each of the remaining calendar months during the term of this

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 2

                  Agreement from September 2002 through May 2003, Seller shall sell and deliver and Buyer shall purchase and receive a maximum of 200 MW of Firm Energy per hour as scheduled in 50 MW blocks by Buyer for delivery during any Daily On-Peak Period in accordance with the scheduling procedures set forth in Section IV.C of this Agreement.

             2. July and August 2002: During the calendar months of July and August 2002, Seller shall sell and deliver and Buyer shall purchase and receive up to a maximum of 200 MW of Firm Energy per hour as scheduled in 50 MW blocks by Buyer for delivery during any Daily On-Peak Period in accordance with the scheduling procedures set forth in Section IV.C of this Agreement.

         For purposes of this Agreement, the Daily On-Peak Period shall consist of a sixteen-hour period commencing at 0600 CPT each day from Monday through Friday, excluding NERC holidays. Firm Energy shall be defined as energy which, once scheduled by Buyer for next-day delivery, Seller shall be obligated to sell and deliver, and Buyer shall be obligated to purchase and receive, and which if not delivered or received, shall subject the non-performing Party to damages pursuant to Section VII, except to the extent that such non-performance is prevented by Force Majeure.

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

IV.      PRICE

         A. Capacity Charge: Buyer shall pay Seller for capacity purchased hereunder as follows:

             1. June and September 2002: For capacity purchased during the calendar months of June and September 2002, a capacity charge equal to $4,500.00 per MW-Month;

             2. October 1, 2002 and continuing through May 31, 2003: For capacity purchased during the period commencing October 1, 2002 and continuing through May 31, 2003, a capacity charge of $500.00 per MW-Month;

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 3


             3. July and August 2002: For capacity purchased during the calendar months of July and August 2002, a capacity charge of $9,350 per MW-Month.

         B. Energy Price: Buyer shall pay Seller for energy purchased hereunder as follows:

             1. For energy purchased pursuant to Section II.B.1 during the month of June 2002, and during the period commencing September 1, 2002 continuing through May 31, 2003, an energy price equal to the Broker's quoted market price as agreed upon and scheduled pursuant to subsection C hereinbelow.

             2. For energy purchased pursuant to Section II.B.2 during the months of July and August, an energy price calculated as follows:

                         Energy Price = Heat Rate x Gas Index + VOM

                     Where

                     Heat Rate shall equal 10,700;

                     Gas Index shall be equal to the MidPoint price (in $/MMBtu) quoted for NGPL TexOk (East) printed under the column titled "Daily Price Survey - East Texas --North Louisiana Area," as published in Gas Daily by Financial Times Energy for the same day as the day of delivery of power hereunder, plus seven and one half percent (7.5%) of such MidPoint price; and

                     VOM shall be equal to $1.50 per MWh for recovery of variable operational and maintenance costs.

                 If Financial Times Energy ceases to publish the above cited point, table, or publication, then the Buyer and the Seller shall negotiate, in good faith, to select an equivalent gas index. The Parties specifically acknowledge that the Gas Index component equal to seven and one half percent (7.5%) of the MidPoint price above is intended for the recovery of transportation costs and associated balancing charges.

         C. Energy Scheduling Procedures: To schedule energy for purchase under Section II.B of this Agreement, Seller and Buyer shall jointly call a mutually agreeable Broker no later than 1015 CPT on the Business Day prior to the Daily On-Peak Period for which Buyer desires to purchase energy, to obtain a quoted offering price for energy to be delivered next day during such Daily On-Peak Period. Upon obtaining a quoted offering price, but no later than 1030 CPT on that same day, Buyer shall provide Seller a schedule for the amount of energy it desires to purchase in blocks of 50 MW per hour, not to exceed a total of 200 MW per hour, for the Daily On-Peak Period under this Agreement. Upon Seller receiving Buyer's schedule hereunder, the energy so scheduled shall be Firm Energy as defined in Section II.B of this Agreement. In

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 4


             the event that Buyer's notice of the amount of energy it desires to purchase is received later than 1015 CPT on the Business Day prior to the day of delivery, Seller shall be obligated to use only best reasonable efforts to supply Buyer such energy. "Business Day" shall mean any day except a Saturday, Sunday or a NERC holiday.

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

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 5


supply; or (iv) Seller's ability to sell the capacity and/or energy subject to this Agreement at a price greater than the price provided under this Agreement or for a greater economic benefit.

VII.     NON-EXCUSED FAILURE TO PERFORM

         In the event that either Party shall have failed to perform its obligation to either deliver or receive System Firm Capacity or Firm Energy under this Agreement, and such failure is not excused under either (i) Section II.A of this Agreement, (ii) as a result of firm transmission curtailment under
Section V above, or (iii) as an event of force majeure under the above Section VI, the non-performing Party shall be liable to the other Party for Direct Damages. Direct Damages to Buyer shall be limited to the total of (i) the amount by which the market price of System Firm Capacity and/or Firm Energy at the Delivery Points or other similar points of delivery for the period that Seller failed to perform, as determined by Buyer in a commercially reasonable manner, exceeds the capacity charge or energy price in effect under this Agreement at the time of Seller's non-performance, multiplied by (ii) the amount of capacity and/or energy scheduled but not delivered. Direct Damages to Seller shall be limited to the total of (i) the amount by which the capacity charge or energy price in effect under this Agreement at the time of Buyer's non-performance exceeds the market price of the System Firm Capacity and/or Firm Energy at the Delivery Points or other similar points of delivery for the period that Buyer failed to perform, as determined by Seller in a commercially reasonable manner, times (ii) the amount of capacity and/or energy scheduled but not taken.

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

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 6


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

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 7


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

XII.     NOTICES

         All notices to be given under this Agreement shall be in writing via First Class U.S. mail, overnight courier, FAX or e-mail and shall be deemed given when sent. Notices provided pursuant to Sections II and IV.B and in response to a transmission curtailment under Section V, an event excusing performance, and/or an event of force majeure shall be first by telephone at the number designated below and followed by written notice as provided herein. Notices shall be addressed as set forth below, or to such other address as the Party to be notified may designate from time to time.

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 8

Notice to Seller:                         For Supply Curtailment, Transmission
                                          Curtailment, Excused Performance, and
Andrew M. Serri                           Force Majeure
Ameren Energy Marketing Inc
Vice President, Sales and Marketing           Don Gulley
400 South Fourth Street, Suite 1500           (314) 613-9474
St. Louis, Mo. 63102
(314) 613-9125
(314) 613-9073 (fax)

Notice to Buyer:                          For Supply Curtailment, Transmission
                                          Curtailment, Excused Performance, and
Craig D. Nelson                           Force Majeure
AmerenUE
Vice President, Corporate Planning            Amy Bollinger
1901 Chouteau Avenue                          (314) 613-9160
St. Louis, MO  63103
(314) 554-6433
(314) 206-0210 (fax)

XIII.    WARRANTIES

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

XIV.     LIMITATIONS ON LIABILITY

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

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                    Original Sheet No. 9

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

Ameren Energy Marketing Company                                     Exhibit 10.1
Rate Schedule FERC No. 8                                   Original Sheet No. 10

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

AMEREN ENERGY MARKETING                    UNION ELECTRIC COMPANY
COMPANY                                    d/b/a AMERENUE



By        /s/ Andrew M. Serri           By          /s/ G. L. Rainwater
   -----------------------------------     -------------------------------------
   Andrew M. Serri                         G.L. Rainwater
   Vice President, Sales and Marketing     President and Chief Operating Officer



Attest:                                    Attest:

        /s/ G. L. Waters                          /s/ G. L. Waters
   ------------------------------------    -------------------------------------

         Assistant Secretary                         Assistant Secretary