Form 10-Q
period 2002-06-30
AMERENENERGY GENERATING CO
filed 2002-08-14
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 2002

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


                    Yes          X     .      No               .
                              -------                -------

Shares outstanding of each of registrant's classes of common stock as of August 9, 2002: Common Stock, no par value, held by AmerenEnergy Development Company (parent company of Registrant) - 2,000


                                         AMEREN ENERGY GENERATING COMPANY
                                                       INDEX

                                                                                                          Page
                                                                                                          ----
PART I.      Financial Information

   ITEM 1.   Financial Statements (Unaudited)
             Balance Sheet at June 30, 2002 and December 31, 2001......................................     2
             Statement of Income for the three and six months ended June 30, 2002 and 2001.............     3
             Statement of Cash Flows for the six months ended June 30, 2002 and 2001...................     4
             Statement of Common Stockholder's Equity for the three and six months ended
             June 30, 2002 and 2001....................................................................     5
             Notes to Financial Statements.............................................................     6

   ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....    13

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk................................    19

PART II.     Other Information

   ITEM 1.   Legal Proceedings.........................................................................    22

   ITEM 5.   Other Information.........................................................................    22

   ITEM 6.   Exhibits and Reports on Form 8-K..........................................................    22

SIGNATURE..............................................................................................    24




PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        AMEREN ENERGY GENERATING COMPANY
                                  BALANCE SHEET
                     (Unaudited, in millions, except shares)

                                                                     June 30,            December 31,
                                                                       2002                  2001
                                                                   -------------         ------------
ASSETS:
Property and plant, at original cost:
   Electric                                                              $ 2,212              $ 2,141
   Less accumulated depreciation and amortization                            713                  689
                                                                   -------------         ------------
                                                                           1,499                1,452
Construction work in progress                                                 33                   60
                                                                   -------------         ------------
         Total property and plant, net                                     1,532                1,512
                                                                   -------------         ------------
Current assets:
   Cash and cash equivalents                                                   8                    2
   Accounts receivable - intercompany                                         71                  121
   Accounts receivable                                                        11                    8
   Notes receivable - intercompany                                            33                    -
   Materials and supplies, at average cost -
      Fossil fuel                                                             36                   40
      Other                                                                   22                   20
   Other                                                                       -                    2
                                                                  --------------         ------------
         Total current assets                                                181                  193
                                                                  --------------         ------------

   Deferred income taxes                                                      27                   38
   Other                                                                      32                   13
                                                                  --------------         ------------
         Total regulatory assets                                              59                   51
                                                                  --------------         ------------
Total Assets                                                             $ 1,772              $ 1,756
                                                                  ==============         ============

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 10,000 shares authorized -
     2,000 shares outstanding                                      $           -                  $ -
   Other paid-in capital                                                     150                  150
   Retained earnings                                                         133                  120
   Accumulated other comprehensive income                                      3                    4
                                                                   -------------         ------------
      Total common stockholder's equity                                      286                  274
                                                                   -------------         ------------

   Long-term debt                                                            698                  424
                                                                   -------------         ------------
         Total capitalization                                                984                  698
                                                                   -------------         ------------

Current liabilities:
   Current portion of subordinated notes payable - intercompany               50                   47
   Accounts and wages payable                                                 46                   63
   Accounts and wages payable - intercompany                                  30                  181
   Notes payable - intercompany                                                -                   62
   Current portion of income tax payable - intercompany                       14                   18
   Taxes payable                                                              16                   12
   Interest payable                                                            7                    6
   Interest payable - intercompany                                            11                    6
   Other                                                                       4                    3
                                                                   -------------         ------------
         Total current liabilities                                           178                  398
                                                                   -------------         ------------
Subordinated notes payable - intercompany                                    412                  461
Accumulated deferred investment tax credits                                   16                   17
Income tax payable - intercompany                                            170                  177
Other deferred credits and liabilities                                        12                    5
                                                                   -------------         ------------
Total Capital and Liabilities                                            $ 1,772              $ 1,756
                                                                   =============         ============

See Notes to Financial Statements.



                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                            (Unaudited, in millions)




                                                                              Three Months Ended            Six Months Ended
                                                                                   June 30,                     June 30,
                                                                          ---------------------------  ---------------------------
                                                                              2002          2001           2002          2001
                                                                              ----          ----           ----          ----
OPERATING REVENUES:
   Electric - intercompany                                                $    157      $    140       $    314      $    286
   Electric                                                                     59            67            163           125
   Other - intercompany                                                          3             4              6             7
                                                                          ------------- -------------  ------------- -------------
      Total operating revenues                                                 219           211            483           418
                                                                          ------------- -------------  ------------- -------------

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                                 123           117            289           231
      Other                                                                     30            26             58            50
                                                                          ------------- -------------  ------------- -------------
                                                                               153           143            347           281
   Maintenance                                                                  17            14             26            23
   Depreciation and amortization                                                17            13             33            24
   Other taxes                                                                   6             4             12            10
                                                                          ------------- -------------  ------------- -------------
      Total operating expenses                                                 193           174            418           338
                                                                          ------------- -------------  ------------- -------------

OPERATING INCOME                                                                26            37             65            80

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net -
     Miscellaneous income                                                        -             1              -             3
     Miscellaneous expense                                                       -            (1)             -            (1)
                                                                          ------------- -------------  ------------- -------------
      Total other income and (deductions)                                        -             -              -             2
                                                                          ------------- -------------  ------------- -------------

INTEREST CHARGES:
   Interest expense - intercompany                                              12            10             22            21
   Interest expense                                                             10             8             18            17
                                                                          ------------- -------------  ------------- -------------
      Total interest charges                                                    22            18             40            38
                                                                          ------------- -------------  ------------- -------------

INCOME TAXES                                                                     2             7             10            17

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                                       2            12             15            27

Cumulative effect of change in accounting
      principle, net of income taxes                                             -             -              -            (2)
                                                                          ------------- -------------  ------------- -------------

NET INCOME                                                                $      2      $     12       $    15       $     25
                                                                          ============= =============  ============= =============


See Notes to Financial Statements.



                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited, in millions)



                                                                                 Six Months Ended
                                                                                    June 30,
                                                                             ------------------------
                                                                                 2002          2001
                                                                                 ----          ----
Cash Flows From Operating:
   Net income                                                                    $ 15          $ 25
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting principle                        -             2
         Depreciation and amortization                                             33            24
         Deferred income taxes, net                                                11             7
         Deferred investment tax credits, net                                      (1)           (1)
         Other                                                                     (1)           (2)
         Changes in assets and liabilities:
               Accounts receivable                                                 (4)           42
               Accounts receivable - intercompany                                  50           (99)
               Materials and supplies                                               2           (21)
               Accounts and wages payable                                         (17)           14
               Accounts and wages payable - intercompany                          (11)          136
               Taxes payable                                                        4            (1)
               Income tax payable-intercompany                                    (11)           (8)
               Interest payable                                                     1             -
               Interest payable - intercompany                                      5            (1)
               Assets, other                                                      (16)           (8)
               Liabilities, other                                                   8            12
                                                                              --------       ---------
Net cash provided by operating activities                                          68           121
                                                                              --------       ---------

Cash Flows From Investing:
   Construction expenditures                                                     (190)         (164)
   Intercompany notes receivable - short-term                                     (33)           88
                                                                              --------       ---------
Net cash used in investing activities                                            (223)          (76)
                                                                              --------       ---------

Cash Flows From Financing:
   Dividends on paid-in capital                                                    (2)            -
   Debt issuance costs                                                             (3)            -
   Redemptions:
      Intercompany notes payable - long-term                                      (46)          (44)
      Intercompany notes payable - short-term                                     (62)            -
   Issuances:
      Long-term debt                                                              274             -
                                                                              --------       ---------
Net cash provided by (used in) financing activities                               161           (44)
                                                                              --------       ---------

Net change in cash and cash equivalents                                             6             1
Cash and cash equivalents at beginning of year                                      2             1
                                                                              --------       ---------
Cash and cash equivalents at end of period                                       $  8          $  2
                                                                              ========       =========

Cash paid during the periods:
   Interest                                                                      $ 33          $ 35
   Income taxes, net                                                                4            15

See Notes to Financial Statements.




                        AMEREN ENERGY GENERATING COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                            (Unaudited, in millions)



                                                                             Three Months Ended                  Six Months Ended
                                                                                   June 30,                         June 30,
                                                                         ----------------------------   ----------------------------
                                                                              2002          2001              2002           2001
                                                                              ----          ----              ----           ----

Common stock                                                             $        -      $       -        $      -    $           -

Other paid-in capital
   Beginning balance                                                            150              -             150                -
   Change in current period                                                       -              -               -                -
                                                                         -----------     ------------     -----------     ----------
                                                                                150              -             150                -
                                                                         -----------     ------------     -----------     ----------

Retained earnings
   Beginning balance                                                             132            57             120               44
   Net income                                                                      2            12              15               25
   Dividends to parent                                                            (1)            -              (2)               -
                                                                          -----------     ------------     -----------    ----------
                                                                                 133            69             133               69
                                                                          -----------     ------------     -----------    ----------

Accumulated other comprehensive income
   Beginning balance                                                               2            (1)              4                -
   Change in current period (see below)                                            1            (1)             (1)              (2)
                                                                          -----------     ------------     -----------    ----------
                                                                                   3            (2)              3               (2)
                                                                          -----------     ------------     -----------    ----------


Total common stockholder's equity                                         $      286      $     67         $   286             $ 67
                                                                          ===========     ============     ===========    ==========


Comprehensive income, net of taxes
   Net income                                                              $        2     $     12         $    15        $      25
   Unrealized net gain/(loss) on derivative hedging instruments
        (net of income taxes of $-, $(1), $ - and $(1), respectively)               1           (1)              -               (1)
   Reclassification adjustments for gains/(losses) included in net income
        (net of income taxes of $ -, $ -, $(1) and $1, respectively)                -            -              (1)               2
   Cumulative effect of accounting change, net of income taxes of $(2)              -            -               -               (3)
                                                                           -----------     -----------     -----------    ----------
           Total comprehensive income, net of taxes                        $        3      $    11         $    14        $      23
                                                                           ===========     ============    ===========    ==========
See Notes to Financial Statements.


AMEREN ENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002


NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

     Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of the interim results. These statements should be read in conjunction with the financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K.

     When we refer to our, we or us, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy, Inc. (AmerenEnergy) and AmerenEnergy Fuels and Services Company (Fuels Company). All dollar amounts are in millions, unless otherwise indicated.

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

     On January 1, 2002 we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. See Note 6 - "CILCORP Acquisition."

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

     On January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     Historically, our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and in Operating Expenses - Operations - Fuel and Purchased Power in our income statement. This means that revenues were recorded for the notional amount of power sale contracts with a corresponding charge to income for the cost of the energy that has been generated or for the notional amount of a purchased power contract. In June 2002, the Emerging Issues Task Force (or EITF) reached a consensus in Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that certain energy contracts should be shown on a net basis in the income statement. The consensus on this issue is applicable to financial statements for periods ending after July 15, 2002, with a requirement to conform prior periods to this presentation. As a result of the EITF's accounting guidance and other factors that exist within our industry, beginning with the period ending September 30, 2002, we will change our accounting practice to present, on a net basis in our income statement, all contracts within our power risk management program that have been financially net settled. All prior periods included in our prospective financial statements will be reclassified to reflect this change in accounting practice. We are still in the process of evaluating the impact of this change to our income statement, but our revenues and operating expenses will be reduced in future periods with no impact on our earnings. See Note 4 - "Derivative Financial Instruments" for additional information.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric - Intercompany and Electric were $67 million for the three months ended June 30, 2002 (2001 - $73 million) and $181 million for the six months ended June 30, 2002 (2001 - $139 million).

Purchased Power

     Purchased power included in Operating Expenses, Operations - Fuel and Purchased Power was $68 million for the three months ended June 30, 2002 (2001 - $76 million) and $183 million for the six months ended June 30, 2002 (2001 - $151 million).


NOTE 2 - Rate and Regulatory Matters

Missouri

     In order to satisfy its regulatory load requirements for 2001, our affiliate, Union Electric Company, (known as AmerenUE), purchased, under a one year contract, 450 megawatts of capacity and energy from another of our affiliates, AmerenEnergy Marketing Company (Marketing Company) (the 2001 Marketing Company - AmerenUE agreement). Marketing Company acquired the power to supply AmerenUE from us. This agreement was entered into through a competitive bidding process and reflected market-based rates. For 2002, AmerenUE, similarly entered into a one year contract with Marketing Company for the purchase of 200 megawatts of capacity and energy at lower prices than in 2001 (the 2002 Marketing Company - AmerenUE agreement). Marketing Company expects to acquire the power to supply AmerenUE from us and other sources, which because of the smaller quantity purchased and the lower prices, will result in lower revenues to us.

     In May 2001, the Missouri Public Service Commission (MoPSC) filed a complaint with the Securities and Exchange Commission (SEC) relating to the 2001 Marketing Company - AmerenUE agreement. The complaint requested an investigation into the contractual relationship between us, Marketing Company and AmerenUE in the context of the 2001 Marketing Company - AmerenUE agreement and requests that the SEC find that such relationship violates a provision of the Public Utility Holding Company Act of 1935 (or PUHCA), which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated electric wholesale generator, like us. We believe that the MoPSC's approval of the power sales agreement under PUHCA is not required because we are not a party to the agreement. As a remedy, the MoPSC proposes that the SEC require AmerenUE to contract directly with us and submit such contract to the MoPSC for review. On May 9, 2002, the MoPSC filed a similar complaint with the SEC relating to the 2002 Marketing Company - AmerenUE agreement. The SEC is investigating these matters. Also, with respect to the 2002 Marketing Company - AmerenUE agreement, on May 31, 2002, the Federal Energy Regulatory Commission
(FERC) accepted the agreement, subject to refund, and scheduled the matter for hearing to assess the appropriateness of the rates charged in January 2003. At this time, management is unable to predict the outcome of these proceedings or the ultimate impact on our future financial position, results of operations or liquidity.

Illinois

     In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) was enacted providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers on May 1, 2002. Industrial and commercial customers were previously offered this choice.

     The Illinois Law contained a provision freezing retail bundled electric rates through January 1, 2005. In 2002, legislation was passed and signed into law that extended the rate freeze period through January 1, 2007. The offering of choice to the industrial and commercial customers of our affiliate, Central Illinois Public Service Company (known as AmerenCIPS), which is indirectly supplied power by us through Marketing Co., has not had a material adverse effect on our business and we do not expect the offering of choice to AmerenCIPS' residential customers, or the extension of the rate freeze, to have a material adverse effect on our business.

Federal - Regional Transmission Organizations

     In December 1999, the FERC issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, AmerenUE and AmerenCIPS, along with several other utilities, were seeking approval from the FERC to participate in an RTO known as the Alliance RTO. The Ameren companies had previously been a member of the Midwest Independent System Operator (MISO) and recorded a pretax charge to earnings in 2000 of $25 million ($15 million after taxes) for an exit fee and other costs when it left that organization. Ameren felt the for-profit Alliance RTO business model was superior to the non-for-profit MISO business model and provided it with a more equitable return on our transmission assets.

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

     Since the April 2002 FERC order, our affiliates, AmerenUE and AmerenCIPS made filings with the FERC indicating that they would return to the MISO and that membership would be through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by AmerenUE and AmerenCIPS, and subsidiaries of FirstEnergy Corporation and NiSource Inc. Pending FERC approval of the definitive agreements establishing GridAmerica, National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the MISO on behalf of GridAmerica. Other Alliance RTO companies announced their intentions to join the Pennsylvania - Jersey - Maryland (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on MISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the MISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and MISO immediately begin a process to address the reliability and rate-barrier issues raised by Ameren companies and other market participants in previous filings.

     We do not own transmission assets. However, we pay AmerenUE and AmerenCIPS for the use of their transmission lines to transmit power. Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of Ameren's participation in GridAmerica, and GridAmerica's participation in the MISO, are finalized and approved by the FERC, Ameren is unable to predict whether the Ameren companies will in fact become a member of GridAmerica or MISO, or the impact that on-going RTO developments will have on the financial condition, results of operation or liquidity of it or its subsidiaries, including us.

NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren Corporation, our parent company, and certain of its subsidiaries. These transactions primarily consist of power purchases and sales, services received or rendered, borrowings and lendings. The transactions with these affiliates are reported as intercompany transactions.

Electric Power Supply Agreements

     An electric power supply agreement was entered into between us and Marketing Co. (Genco-Marketing Co. agreement). Marketing Co. entered into an electric power supply agreement with AmerenCIPS (Marketing Co.-CIPS agreement) to supply sufficient power to meet AmerenCIPS' native load requirements. A portion of the capacity and energy supplied by us to Marketing Co. is resold to AmerenCIPS for resale. The portion of these sales to AmerenCIPS that is used for resale to native load customers is at rates (which approximate the historical regulated rates for generation) specified by the Illinois Commerce Commission
(ICC). The portion of the sales to AmerenCIPS resold to those retail customers allowed choice of an electric supplier under state law is at fixed market-based prices. Other capacity and energy purchased by Marketing Co. from us will be used by Marketing Co. to serve its obligations under various long-term wholesale contracts it assumed from AmerenCIPS and other long-term wholesale and retail contracts Marketing Co. has, or will, enter into. The Marketing Co.-CIPS agreement expires December 31, 2004 and the Genco-Marketing Co. agreement may be terminated upon at least one year's notice given by either party, but in no event can it be terminated prior to December 31, 2004. As a result of the extension through January 1, 2007 of the electric rate freeze related to the Illinois Law, AmerenCIPS expects to seek to renew or extend the Marketing Co.-CIPS agreement through the same period. A renewal or extension of the Marketing Co.-CIPS agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether AmerenCIPS will be successful in securing a renewal or extension of this agreement. Electric revenues derived under the Genco-Marketing Co. agreement were $149 million for the three months ended June 30, 2002 (2001 - $134 million) and $296 million for the six months ended June 30, 2002 (2001 - $272 million). No other customer represents greater than 10% of our revenues.

Joint Dispatch Agreement

     We jointly dispatch generation with AmerenUE under an amended joint dispatch agreement. Under the amended agreement, both of us are entitled to serve our load requirements from our own least-cost generation first, and then allow the other company access to any available excess generation. All of our sales to Marketing Co. are considered load requirements. Sales made by us to other customers through AmerenEnergy, as our agent, are not considered load requirements. Electric revenues derived through sales of available generation through AmerenEnergy were $59 million for the three months ended June 30, 2002 (2001 - $67 million) and $163 million for the six months ended June 30, 2002 (2001 - $125 million). Electric revenues derived through sales of available generation to AmerenUE through the amended joint dispatch agreement were $8 million for the three months ended June 30, 2002 (2001 - $6 million) and $18 million for the six months ended June 30, 2002 (2001 - $14 million).

     Intercompany power purchases from the amended joint dispatch agreement between AmerenUE and us and other agreements for the three and six months ended June 30, 2002 were $15 million and $35 million compared to $13 million and $41 million in the prior year comparable periods.

Ameren Services and AmerenEnergy Charges

     Support services provided by our affiliates, Ameren Services Company and AmerenEnergy, including wages, employee benefits, professional services and other expenses are based on actual costs incurred. Other operating expenses provided by Ameren Services and AmerenEnergy, for the three and six months ended June 30, 2002, were $9 million and $18 million compared to $7 million and $17 million for the comparable prior year periods.

Other

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $500 million from Ameren through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-utility money pool or external borrowing sources are used by Ameren to increase the available amounts. At June 30, 2002, $400 million was available through the non-utility money pool not including additional funds available through invested cash balances at Ameren Corporation and uncommitted bank lines. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 8.34% in the second quarter of 2002 (2001 - 4.44%) and 6.33% for the six months ended June 30, 2002 (2001 - 5.20%). We incurred approximately $4 million in net intercompany interest expense associated with outstanding borrowings from the non-utility money pool in the second quarter of 2002 and $5 million for the six months ended June 30, 2002. We received approximately $1 million in intercompany interest income associated with outstanding loans to the non-utility money pool in the second quarter of 2001 compared to $3 million for the six months ended June 30, 2001. At June 30, 2002, we had loaned $33 million to the non-utility money pool and had no outstanding borrowings.

NOTE 4 - Derivative Financial Instruments

Derivative Financial Instruments

     We, which includes AmerenEnergy acting as agent on our behalf, utilize derivatives principally to manage the risk of changes in market prices for fuel, electricity and emission credits. Price fluctuations in fuel and electricity cause:

     o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
     o market values of fuel or purchased power to differ from the cost of those commodities in inventory or under the firm commitment; and
     o actual cash outlays for the purchase of these commodities, in certain circumstances, to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internal forecasts of forward prices. We actively manage our exposure to power price risk through our power risk management program carried out under our risk management guidelines to modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk.

     In addition, we may purchase additional megawatts, again within risk management guidelines, in anticipation of future price changes. Certain derivative contracts we enter into on a regular basis as part of our power risk management program do not qualify for hedge accounting or the normal purchase, normal sale exception under SFAS 133. Accordingly, these contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our power risk management program may be settled by either physical delivery or financially settled with the counterparty. See Note 1 - "Summary of Significant Accounting Policies."

     As of June 30, 2002, we have recorded the fair value of derivative financial instrument assets of $8 million in Other Assets and the fair value of derivative financial instrument liabilities of $8 million in Other Deferred Credits and Liabilities.

Cash Flow Hedges

     We routinely enter into forward purchase and sales contracts for electricity based on forecasted levels of economic generation in excess of load requirements. The relative balance between load and economic generation varies throughout the year. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. The mark-to-market value of cash flow hedges will continue to fluctuate with changes in market prices up to contract expiration.

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was approximately a $1 million loss for the three months ended June 30, 2002 and approximately a $1 million gain for the six months ended June 30, 2002. For the three and six months ended June 30, 2001, the above related amounts were approximately a $1 million loss and a $3 million gain, respectively.

     As of June 30, 2002, we had hedged a portion of the price exposure related to the relative balance between load and economic generation for the upcoming twelve month period. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure is a net loss of approximately $2 million ($1 million, net of taxes).

     As of June 30, 2002, a gain of approximately $6 million ($3 million, net of taxes) associated with interest rate swaps was included in OCI. The swaps were a partial hedge of the interest rate on debt that was issued in June 2002. The swaps covered the first ten years of debt that has a 30-year maturity and the gain in OCI is being amortized over a ten-year period beginning in June 2002.


NOTE 5 - Debt

     In June 2002, we issued $275 million of 7.95% Senior Notes due June 1, 2032 in a Rule 144A private placement. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. We received net proceeds of $271 million, after debt discount and underwriters' fees, that were used to reduce short-term borrowings and for general corporate purposes. The Senior Notes limit our ability to, among other things, sell assets, create liens, and engage in mergers, consolidations or similar transactions. In addition, the Senior Notes include transitional covenants that limit our ability to incur indebtedness and pay dividends or make certain other restricted payments. We are currently in compliance with all covenants relating to this debt as well as to other outstanding debt.

     Amortization of debt issuance costs and discounts for the three and six months ending June 30, 2002 and 2001 of less than $1 million were included in interest expense in the income statement.


NOTE 6 - CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated by closing. Ameren currently does not plan to transfer any portion of this non-regulated generating capacity to us.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the SEC, the FERC, the expiration of the waiting period under the Hart-Scott-Rodino Act, the Federal Communication's Commission and other customary closing conditions.

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

     Ameren is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Its principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, its primary subsidiaries are as follows:

     o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
     o AmerenCIPS, which operates a regulated electric and natural gas distribution business in Illinois.
     o AmerenEnergy Resources Company (Resources Company), which consists of non-regulated operations. Its principal subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company) which markets power for periods over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and natural gas and manages the related risks for us and our affiliates, and AmerenEnergy Development Company (Development Company), which, as our parent, develops and constructs generating facilities for us.
     o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for us and our affiliates for transactions of less than one year.
     o Ameren Services Company (Ameren Services), which provides shared support services to us and our affiliates.

          You should read the following discussion and analysis in conjunction with:
     o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
     o The audited financial statements and related notes that are included in our Annual Report on Form 10-K for the period ended December 31, 2001.
     o Management's Discussion and Analysis of Financial Condition and Results of Operations that is included in our Annual Report on Form 10-K for the period ended December 31, 2001.

     When we refer to our, we or us, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy and Fuels Company. All dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating, and summer cooling, demand. We principally utilize coal and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Summary

     Our net income decreased to $2 million in the second quarter of 2002 from $12 million in the second quarter of 2001. Net income for the six months ended June 30, 2002 decreased to $15 million compared to the year-ago earnings of $25 million. The decrease in both periods was primarily due to increases in other operation costs primarily associated with increases in workers' compensation, pension and healthcare costs coupled with increased costs for efficiency improvements made at our power plants (second quarter - $2 million; year to date
- $5 million), increases in depreciation and other taxes associated with additional combustion turbine generating units added since the second quarter of 2001 (second quarter - $4 million; year to date - $7 million), higher interest costs associated with borrowing more funds at higher interest rates to finance operations (second quarter - $2 million; year to date - $1 million). These cost increases were partially offset by increases in electric margin (second quarter
- $2 million; year to date - $5 million) due primarily to increases in sales to new and existing wholesale customers. In the first quarter of 2001 we recorded a charge of $2 million due to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Recent Developments

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated by closing. Ameren currently does not plan to transfer any portion of this non-regulated generating capacity to us.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the expiration of the waiting period under the Hart-Scott-Rodino Act, the Federal Communication's Commission and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

     In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of AmerenUE and AmerenCIPS debt on negative credit watch and placed the ratings of our debt on positive credit watch. However, Standard & Poor's stated they expect the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated they envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Ameren's corporate credit rating is A+ at Standard & Poor's and its rating is A2 at Moody's, while our credit rating is BBB+ at Standard and Poor's and A3 at Moody's. In July, AmerenUE settled its electric earnings complaint case. The rating agencies have not changed the assignment of negative watch, review for possible downgrade or negative outlook to any of the ratings nor have the ratings themselves changed. Any adverse change in Ameren's or its subsidiaries' ratings may reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings.

Electric Operations

     The following table represents the favorable (unfavorable) variation for the three and six months ended June 30, 2002 from the comparable period in 2001:

--------------------------------------------------------------------------------
                                           Three Months          Six Months
--------------------------------------------------------------------------------
Electric Revenues:
   Wholesale revenues.....................     $  15               $  24
   Interchange revenues...................        (6)                 42
--------------------------------------------------------------------------------
                                                   9                  66
Fuel and Purchased Power:
   Fuel:
     Generation...........................     $ (13)              $ (22)
     Price................................        (2)                 (5)
     Generation efficiencies and other....         1                   1
   Purchased power........................         8                 (32)
--------------------------------------------------------------------------------
                                                  (6)                (58)
--------------------------------------------------------------------------------
Change in electric margin                      $   3               $   8
--------------------------------------------------------------------------------

     Electric margins increased $3 million for the three months and $8 million for the six months ended June 30, 2002 compared to year-ago periods, primarily due to a net increase in new wholesale customers and an increase in sales to existing wholesale customers due to warmer weather, an increase in volume of interchange sales for the six months offset by lower margins on those sales due to the deterioration of electricity prices, and an increase in the use of lower cost generation stations due to better availability coupled with slightly higher fuel costs. Electric revenues increased $9 million in the second quarter of 2002 and $66 million for the first six months of 2002 as we experienced a 25% increase in electric kilowatthour sales for the second quarter and a 33% increase year to date. The increases were primarily due to several new wholesale electric customers added by Marketing Co. which contributed an additional $15 million of electric revenues for the quarter and $24 million year to date. For the first six months of 2002, interchange sales and related purchased power increased due to an increase in interchange sales by AmerenUE and AmerenEnergy. However, we realized lower margins on these sales compared to the prior year due to lower wholesale electricity prices. Purchased power was reduced in the second quarter compared to the prior year comparable quarter due to fewer forced and maintenance outages at our coal-fired power stations.

Other Operating Expenses

     Other operations related to operating expenses increased $4 million in the second quarter of 2002 and $8 million in the first six months of 2002, compared to the year-ago periods, primarily due to higher injuries and damages costs, costs for efficiency improvements made at the coal-fired generating stations, increases in employee benefit costs related to the investment performance of pension plan assets and increasing healthcare costs. These increases were partially offset by a $2 million decrease in incentive compensation and severance costs.

     Maintenance expenses increased $3 million in the second quarter of 2002 and $3 million in the first six months of 2002, compared to the year-ago periods, primarily due to a fire restoration project at our Hutsonville coal-fired power plant coupled with incremental increases associated with the new combustion turbine generating units added during the second, third and fourth quarters of 2001, offset by fewer forced and maintenance outages at the coal-fired power plants during the second quarter of 2002 as compared to 2001. The Hutsonville fire damaged one of its two operating units and was restored to operational status within seven weeks.

     Depreciation and amortization expense increased $4 million in the second quarter of 2002 and $9 million in the first six months of 2002, compared to the year-ago periods, primarily due to an increase in depreciable property related to the new combustion turbine generating units added during the second, third and fourth quarters of 2001.

     Other taxes expense increased $2 million in the second quarter and first six months of 2002, compared to the year-ago periods, primarily due to increased property taxes associated with the new combustion turbine generating units added in the prior year offset by adjustments related to property tax rates in the prior year.

Interest Expense

     Interest expense increased $4 million in the second quarter of 2002 and $2 million in the first six months of 2002, compared to the year-ago periods, primarily due to borrowing more funds from the money pool at higher interest rates and interest associated with the issuance of $275 million of 7.95% Senior Notes in June 2002. These increases were partially offset by a reduction in the principal amounts outstanding on our subordinated intercompany promissory notes to AmerenCIPS and Ameren, therefore reducing interest costs in the current year compared to the prior year corresponding periods. Amortization of debt issuance costs and discounts for the three and six months ending June 30, 2002 and 2001 of less than $1 million were included in interest expense in the income statement.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our net cash flows provided by operating activities decreased $53 million to $68 million in the first six months of 2002, compared to the year-ago period. Net cash flows from operations decreased principally due to a decrease in earnings ($10 million), a decrease in accounts and wages payable, including intercompany ($178 million), and accounts receivable, including intercompany ($103 million) due to the timing of receipt of payments to and from our affiliates and a decrease in materials and supplies ($23 million) associated with decreased coal inventories. Materials and supplies were lower than normal at December 31, 2000 coupled with the need to increase natural gas inventories to fuel the new combustion turbine generating units put in service since April 2001. Materials and supplies were also higher than normal at December 31, 2001, due to the warm winter and anticipation of a potential coal supply disruption that did not occur.

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $500 million from Ameren through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-utility money pool or external borrowing sources are used by Ameren to increase the available amounts. At June 30, 2002, $400 million was available through the non-utility money pool not including additional funds available through invested cash balances at Ameren Corporation and uncommitted bank lines. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 8.34% in the second quarter of 2002 (2001 - 4.44%) and 6.33% for the six months ended June 30, 2002 (2001 - 5.20%). We incurred approximately $4 million in net intercompany interest expense associated with outstanding borrowings from the non-utility money pool in the second quarter of 2002 and $5 million for the six months ended June 30, 2002. We received approximately $1 million in intercompany interest income associated with outstanding loans to the non-utility money pool in the second quarter of 2001 compared to $3 million for the six months ended June 30, 2001. At June 30, 2002, we had loaned $33 million to the non-utility money pool and had no outstanding borrowings.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. It is also an event of default under our outstanding senior notes if one or more payments aggregating $25 million or more due to us from Marketing Company are not made within 60 days of the date they are due. At June 30, 2002, we were in compliance with these provisions.

Investing

     Our cash flows used in investing activities increased $147 million to $223 million for the first six months of 2002, compared to the year-ago period, primarily due to our contribution of excess funds generated by recent financings to Ameren's non-utility money pool versus our need for these funds in the prior year. In addition, we had an increase in construction expenditures for new
combustion  turbine  generating  units  and  upgrades  to  existing   coal-fired
generating plants in both periods. Of the $190 million of construction expenditures incurred during the first six months of 2002, approximately $140 million was paid to Development Company for a combustion turbine generating unit purchased in December 2001, but the amount was included in accounts payable at December 31, 2001 resulting in approximately $50 million of construction expenditures during the first six months of 2002.

Future Capacity Additions

     Of the $300 million of budgeted capital expenditures for 2002, which excludes the December 2001 purchase referenced above, $222 million relates to the scheduled purchase from Development Company of four combustion turbine generating units located in Elgin, Illinois. These combustion turbine generating units, which are expected to be purchased in the third and fourth quarters of 2002, are designed to provide additional capacity of 468 megawatts. Annual capital expenditures at our coal plants are expected to range from approximately $225 million to $275 million in total for the period 2002 through 2006, excluding any capital expenditures required to comply with NOx emission standards.

Financing

     Our cash flows provided by financing activities was $161 million in the first six months of 2002, compared to cash flows used in financing activities of $44 million in the year-ago comparable period. Our principal financing activities for 2002 included the issuance of $275 million of 7.95% Senior Notes due June 1, 2032. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. We received net proceeds of $271 million, after debt discount and underwriters' fees, that were used to reduce short-term borrowings and for general corporate purposes.

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

     We are considering selling up to 500 megawatts of our existing combustion turbine generating units. Our affiliate, AmerenUE, has expressed interest in purchasing combustion turbine generating units from us. Any such transaction involving the sale or transfer of these assets and the use of proceeds therefrom between our affiliate and us would be recorded at net book value and would be subject the terms and conditions of our borrowing agreements.

Electric Industry Restructuring and Regulatory Matters

Illinois

     See Note 2 - "Rate and Regulatory Matters" to our financial statements.

Federal - Regional Transmission Organizations

     See Note 2 - "Rate and Regulatory Matters" to our financial statements.

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


Accounting Policy                                  Uncertainties Affecting Application
-----------------                                  -----------------------------------

Environmental Costs

We accrue for all known environmental              o   Extent of contamination
contamination where remediation can be             o   Responsible party determination
reasonably estimated.  However, we are             o   Approved methods for cleanup
contractually indemnified by AmerenCIPS for        o   Present and future legislation and governmental
remediation costs that we incur at the sites of        regulations and standards
our coal plants relating to environmental          o   Results of ongoing research and development
contamination that occurred prior to the                regarding environmental impacts
AmerenCIPS' transfer of the coal plants to us on
May 1, 2000.

Basis for Judgment
We determine the proper amounts to accrue for environmental contamination based on internal and third party estimates of clean-up costs in the context of current remediation regulation standards and available technology.

Benefit Plan Accounting

Based on actuarial calculations, we accrue costs   o   Future rate of return on pension and other plan assets
of providing future employee benefits in           o   Interest rates used in valuing benefit obligations
accordance with SFAS 87, 106 and 112.  See Note    o   Healthcare cost trend rates
6 to our financial statements for the year ended
December 31, 2001.

Basis for Judgment
We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits. Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.

Derivative Financial Instruments

We record all derivatives at their fair market
value in accordance with SFAS 133.  The
identification and classification of a             o   Market conditions in the energy industry, especially
derivative, and the fair value of such                 the effects of price volatility on contractual
derivative must be determined.  See Note 3 to          commodity commitments
our financial statements for the year ended        o   Regulatory and political environments and
December 31, 2001 and Note 4 - "Derivative             requirements
Financial Instruments" to our financial            o   Fair value estimations on longer term contracts
statements.

Basis for Judgment
We determine whether a transaction is a derivative versus a normal purchase or sale based on historical practice and our intention at the time we enter a transaction. We utilize actively quoted prices, prices provided by external sources, and prices based on internal models, and other valuation methods to determine the fair market value of derivative financial instruments.


Impact of Future Accounting Pronouncements

      See Note 1 - "Summary of Significant Accounting Policies" to our financial statements.

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

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with our issuance of both variable rate and fixed rate debt. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates. At June 30, 2002, we had no variable rate non-utility money pool borrowings outstanding.

Fuel Price Risk

     100% of the required 2002 supply of coal for our coal power plants has been acquired at fixed prices. As such, we have minimal coal price risk for 2002. In addition, approximately 73% of our coal requirements from 2003 through 2006 are covered by contracts.

Fair Value of Contracts

     We utilize derivatives  principally to manage the risk of changes in market
prices  for  natural  gas,  fuel,   electricity  and  emission  credits.   Price
fluctuations in natural gas, fuel and electricity cause:

    o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sale prices under the firm commitment are compared with current commodity prices;
    o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory and under firm commitment; and
    o actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 4 - "Derivative Financial Instruments" for more information.


     The following  summarizes changes in the fair value of all contracts marked to market during the three and six months ended June 30, 2002:
------------------------------------------------------------------------------------------------------------------
                                                                                             Three         Six
                                                                                             months       months
------------------------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                                          $  (1)       $   2
  Contracts which were realized or otherwise settled during the three and six months
     ended June 30, 2002                                                                        (2)          (2)
  Changes in fair values attributable to changes in valuation techniques and assumptions         -            -
  Fair value of new contracts entered into during the three and six months ended
     June 30, 2002                                                                               -           (a)
  Other changes in fair value                                                                    3           (a)
------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at June 30, 2002, net                                    $  (a)       $  (a)
------------------------------------------------------------------------------------------------------------------
(a)  Less than $1 million.

     Maturities of contracts as of June 30, 2002 were as follows:
------------------------------------------------------------------------------------------------------------------
                                               Maturity                               Maturity
                                               less than    Maturity     Maturity     in excess   Total fair
Sources of fair value (In Millions)             1 year      1-3 years    4-5 years   of 5 years    value (a)
------------------------------------------------------------------------------------------------------------------
Prices actively quoted                         $    --      $    --      $    --     $    --      $    --
Prices provided by other external sources
(b)                                                 (d)          --           --          --           (d)
Prices based on models and other valuation
methods (c)                                         (d)          --           --          --           (d)
-------------------------------------------------------------------------------------------------------------------
Total                                          $    (d)     $    --      $    --     $    --      $    (d)
-------------------------------------------------------------------------------------------------------------------
(a) Contracts valued at less than $1 million were with both investment grade and noninvestment-grade rated counterparties.
(b) Principally power forward hedges valued based on NYMEX prices for over-the-counter contracts.
(c) Principally power forwards valued based on information from external sources and our estimates.
(d) Less than $1 million.


SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the 2001 Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

     o the effects of AmerenUE's excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
     o changes in laws and other governmental actions, including monetary and fiscal policies;
     o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
     o    the effects of increased competition in the future;
     o the effects of Ameren's participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator;
     o availability and future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
     o    wholesale and retail pricing for electricity in the Midwest;

     o    business and economic conditions;
     o    the impact of the adoption of new accounting standards;
     o    interest rates and the availability of capital;
     o    actions of rating agencies and the effects of such actions;
     o    weather conditions;
     o    generation plant construction, installation, and performance;
     o the effects of strategic initiatives, including acquisitions and divestitures;
     o    the  impact  of  current   environmental   regulations  on  generating
          companies and the expectation that more stringent requirements will be
          introduced  over  time,  which  could   potentially  have  a  negative
          financial effect;
     o    future wages and employee benefits costs;
     o disruptions of the capital markets or other events making Ameren's and our access to necessary capital more difficult or costly;
     o competition from other generating facilities including new facilities that may be developed in the future;
     o    cost  and  availability  of  transmission   capacity  for  the  energy
          generated by our generating facilities or required to satisfy energy sales made on our behalf; and
     o    legal and administrative proceedings.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On April 26, 2002, we received a notice of violation from the Illinois Environmental Protection Agency (IEPA) concerning the alleged improper disposal of bottom ash and slag materials originally from our Coffeen Power Plant and sold to an off-site facility. We sold the material to an independent third party who in turn resold the material to U.S. Minerals for use in the manufacture of building materials and industrial abrasives. We believe that the notice of violation is without merit and that our sale and/or use of coal combustion by-products is specifically authorized under the Illinois Environmental Protection Act. IEPA also issued a notice of violation to U.S. Minerals alleging the improper handling, storage and disposal of the coal combustion materials. We believe that the final disposition of this matter will not have a material adverse effect on our financial position, results of operation or liquidity.

     On July 30, 2002, the Illinois Attorney General's Office advised us that it would be commencing an enforcement action concerning an inactive waste disposal site near Coffeen, Illinois, which is the location of a disposal facility permitted by the IEPA to receive fly ash from our Coffeen power plant. The Illinois Attorney General also notified the disposal facility's current and former owners as to the proposed enforcement action. The Attorney General advised that it may initiate an action under CERCLA to recover past costs incurred at the site ($322,000) and to obtain a declaratory judgment as to liability for future costs. Neither us, the current owner of the Coffeen power plant, nor AmerenCIPS, the prior owner of the Coffeen power plant, owned or operated the disposal facility. We believe that this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 5.  Other Information

     The Audit Committee of the Board of Directors of Ameren has approved our independent accountants, PriceWaterhouseCoopers, to perform the following audit and non-audit services:

     o    Audits required by the federal, state or local government rules
     o    Audits of employee pension and benefits plans
     o    Income tax accounting and consulting projects
     o Comfort letters and consents required to complete SEC filings and issue securities
     o Consultation on responses to accounting inquiries by regulatory or other bodies
     o    Audit of AmerenEnergy earnings before interest and taxes statement
     o    Review of stock transfer agent and registrar internal controls
     o    Review of risk management internal controls
     o    Consultation on the accounting for corporate events and transactions
     o    Assistance with preparation of testimony for regulatory filings

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)(i)   Exhibits.

                 4.1  - Third Supplemental Indenture dated as of June 1, 2002 to Indenture dated as of November 1, 2001 from Ameren Energy Generating Company to The Bank of New York, as Trustee relating to Ameren Energy Generating Company's 7.95% Senior Notes, Series E due 2032 (including as exhibit the form of Note).

                 4.2  - Registration  Rights  Agreement,  dated June 6, 2002, among Ameren Energy Generating  Company and the Initial
                        Purchasers   relating  to  Ameren   Energy   Generating
                        Company's 7.95% Senior Notes, Series E due 2032.

                 99.1 - Certificate of Chief Executive Officer required by
                        Section 906 of the Sarbanes-Oxley Act of 2002 (not filed as a part of this Report on Form 10Q.)

                 99.2 - Certificate of Chief  Financial  Officer  required by
                        Section 906 of the Sarbanes-Oxley Act of 2002 (not filed as a part of this Report on Form 10Q.)

        (a)(ii)  Exhibits Incorporated by Reference.

                 10.1 - Memorandum of Understanding dated May 24, 2002 between
                        Ameren Services Company, as agent for AmerenUE and AmerenCIPS, and the Midwest Indepen-dent Transmission System Operator, Inc. (MISO) (June 30, 2002 Ameren Corporation Form 10-Q, Exhibit 10.2).

                 10.2 - Participation Agreement dated as of July 3, 2002 by and among MISO, Ameren Services Company as agent for AmerenUE and AmerenCIPS, FirstEnergy Corporation on behalf of American Transmission Systems, Incorporated, Northern Indiana Public Service Company and National Grid USA (June 30, 2002 Ameren Corporation Form 10-Q,
                        Exhibit 10.2).

        (b)      Reports on Form 8-K.  None.

         Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

                 Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

                 Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under the File Number 1-2967.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMEREN ENERGY GENERATING COMPANY
                                                   (Registrant)

                                      By        /s/ Martin J. Lyons
                                        ----------------------------------
                                                    Martin J. Lyons
                                                       Controller
                                            (Principal Accounting Officer)

Date:  August 14, 2002

                                                                     Exhibit 4.1










================================================================================


                          THIRD SUPPLEMENTAL INDENTURE

                            dated as of June 1, 2002

                                       to

                                    INDENTURE

                          dated as of November 1, 2000

                        AMEREN ENERGY GENERATING COMPANY

                                       to

                        THE BANK OF NEW YORK, as Trustee




================================================================================




               $275,000,000 7.95% Senior Notes, Series E Due 2032

     THIRD SUPPLEMENTAL INDENTURE (the "Third Supplemental Indenture"), dated as of June 1, 2002, to the Indenture, dated as of November 1, 2000 (the "Original Indenture"), from AMEREN ENERGY GENERATING COMPANY, an Illinois corporation (together with its successors and assigns, the "Issuer"), its principal office and mailing address being at One Ameren Plaza, 1901 Chouteau Avenue, P.O. Box 66149, St. Louis, Missouri 63166-6149, to THE BANK OF NEW YORK, as trustee (the "Trustee"), its office and mailing address being at 101 Barclay Street, New York, New York 10286.

                              W I T N E S S E T H:

     WHEREAS, the Issuer and the Trustee have heretofore executed and delivered the Original Indenture to provide for the issuance from time to time of the Issuer's Securities (as defined in the Original Indenture) to be issued in one or more series;

     WHEREAS, Sections 2.1 and 7.1 of the Original Indenture provide, among other things, that the Issuer and the Trustee may enter into indentures supplemental to the Original Indenture for, among other things, the purpose of establishing the designation, form, terms and provisions of Securities of any series as permitted by Sections 2.1 and 7.1 of the Original Indenture;

     WHEREAS, the Issuer (i) desires the issuance of a series of Securities to be designated as hereinafter provided and (ii) has requested the Trustee to enter into this Third Supplemental Indenture for the purpose of establishing the designation, form, terms and provisions of the Securities of such series;

     WHEREAS, all action on the part of the Issuer necessary to authorize the issuance of said Securities under the Original Indenture and this Third Supplemental Indenture (the Original Indenture, as supplemented by this Third Supplemental Indenture, being hereinafter called the "Indenture") has been duly taken; and

     WHEREAS, all acts and things necessary to make said Securities, when executed by the Issuer and authenticated and delivered by the Trustee as provided in the Original Indenture, the legal, valid and binding obligations of the Issuer, and to constitute these presents a valid and binding supplemental indenture according to its terms, have been done and performed, and the execution of this Third Supplemental Indenture and the creation and issuance under the Indenture of said Securities have in all respects been duly authorized, and the Issuer, in the exercise of the legal right and power vested in it, executes this Third Supplemental Indenture and proposes to create, execute, issue and deliver said Securities;

     NOW, THEREFORE, in order to establish the designation, form, terms and provisions of, and to authorize the authentication and delivery of, said Securities, and in consideration of the acceptance of said Securities by the holders thereof and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                                   ARTICLE I

                                   DEFINITIONS
                                   -----------

     Capitalized terms not otherwise defined herein shall have the meanings set forth in the Original Indenture.

                                   ARTICLE II

                             THE TERMS OF THE NOTES
                             ----------------------

    Section 2.1  Terms of 7.95% Senior Notes, Series E due 2032.
                 ----------------------------------------------
        (a) There is hereby  created  one (1)  series of Securities  designated:
7.95% Senior Notes, Series E due 2032, in the aggregate principal amount of $275,000,000 (the "Series E Senior Notes"). Upon delivery of a written order to the Trustee in accordance with the provisions of Section 2.1 of the Original Indenture, the Trustee shall authenticate and deliver the Series E Senior Notes. Such written order shall specify the amount of the Series E Senior Notes to be authenticated and the date on which such Series E Senior Notes are to be authenticated.

        (b) The Series E Senior Notes shall be substantially in the form of Exhibit A hereto.

    Section 2.2  Terms of Series E Senior Notes Issued Hereunder in Global Form.
                 --------------------------------------------------------------
        (a) So long as DTC or its nominee is the registered owner or Holder of a Global Security, DTC or its nominee, as the case may be, will be considered the sole owner or Holder of the Series E Senior Notes represented by such Global Security for all purposes under the Original Indenture and under the Series E Senior Notes. No beneficial owner of an interest in a Global Security will be able to transfer that interest except in accordance with DTC's applicable procedures unless the Issuer shall issue certificates for the Series E Senior Notes in definitive registered form.

        (b) All payments of the principal of, and interest and additional amounts and premium, if any, on, a Global Security will be made to DTC or its nominees, as the registered owners thereof.

        (c) Transfers between participants in DTC will be effected in the ordinary way in accordance with DTC rules and will be settled in same-day funds.

        (d) Certificated definitive Series E Senior Notes may be in denominations of less than $100,000 to the extent any redemption has reduced such Holder's aggregate holding of such Series E Senior Notes to less than $100,000.

        (e) If any redemption affecting the Series E Senior Notes would result in the amount to be paid to a Holder of such affected Senior Note in respect of such redemption not to equal $1,000 or an integral multiple thereof, the Issuer shall instruct the Trustee to round the amount to be paid to such Holder to the nearest $1,000 so that the amount to be paid to such Holder equals $1,000 or an integral multiple thereof.

        (f) Beneficial interests in a Global Security (and any Securities issued in exchange therefor) will be subject to certain restrictions on transfer set forth therein and in the Original Indenture and as set forth on the form of such Global Security. Exhibit B, as referred to in Section 2.4 of the Original Indenture and Exhibits C, D, E and F, as referred to in Section 2.6 of the Original Indenture are attached hereto as Exhibits B, C, D, E and F, respectively.

        (g) Except in the limited circumstances described under Section 2.2(h) below, beneficial interest in a Global Security will only be recorded by book-entry and owners of beneficial interest in a Global Security will not be entitled to receive physical delivery of certificates representing Securities.

        (h) If (i) the Issuer notifies the Trustee in writing that DTC or any successor depository is unwilling or unable to continue as a depository for a Global Security or ceases to be a "clearing agency" registered under the Exchange Act and a successor depository is not appointed by the Issuer within 90 days of such notice, (ii) the Issuer, at its option, notifies the Trustee in writing that it elects to cause the issuance of the Securities issued hereunder to be in certificated form or (iii) during an Event of Default, a holder of a beneficial interest in a Global Security requests the issuance of certificated Securities representing such holder's interest, then the Issuer shall issue certificates for the Securities in definitive registered form substantially in the form attached hereto in exchange for the Global Security outstanding.

        (i) The holder of a certificated definitive registered Security may transfer such Security in whole or in part by surrendering it at the Corporate Trust Office of the Trustee in accordance with the terms of the Indenture and such Security. Upon the transfer, exchange or replacement of definitive Securities, the Issuer will deliver only definitive Securities that bear a restrictive legend unless there is delivered to the Issuer such satisfactory evidence, which may include an opinion of counsel, as may reasonably be required by the Issuer, that neither the legend nor the restrictions on transfer set forth therein are required to ensure compliance with the provisions of the Securities Act.

     Section 2.3  Interest, Principal, Maturity Date and Regular Record Date.
                  ----------------------------------------------------------
     The Series E Senior Notes shall bear interest on the unpaid principal amount thereof from time to time outstanding from the date of authentication thereof until such amount is paid in full at the rate of interest set forth in the form of such Senior Note attached hereto. The principal amount of the Series E Senior Notes shall be due and payable at maturity as set forth in the form of Senior Note attached hereto.

     Payment of principal of, premium, if any, and interest on the Series E Senior Notes shall be made as provided in Sections 2.4, 2.10, 3.2 and 3.4 of the Original Indenture except that the final payment of principal of the Series E Senior Notes shall be made on the due date therefor to the account of the Holder as such account shall appear in the Security Register, which amount shall be payable upon presentation and surrender of such Senior Note at the office of the Issuer.

     The Series E Senior Notes shall mature on the date and in the amounts set forth thereon.

     The record date applicable to the Series E Senior Notes issued hereunder shall be as set forth in the form of Senior Note attached hereto.

     All payments of principal and interest with respect to certificated Series E Senior Notes will be made by bank check mailed on the interest payment date to the address of such Holder on the Security Register or, for Holders of at least U.S. $1,000,000 in aggregate principal amount of Series E Senior Notes, by wire transfer on the interest payment date to a dollar account maintained by the payee with a bank in The City of New York; provided, that a written request from such Holder to such effect designating such account is received by the Trustee and the Issuer or the paying agent no later than the record date immediately preceding such Interest Payment Date. Unless such designation is revoked, any such designation made by such person with respect to such certificated Series E Senior Notes will remain in effect with respect to any future payments with respect to such certificated Senior Note payable to such person.

     Section 2.4  Redemption, Optional Redemption.
                  -------------------------------
     The Series E Senior Notes issued hereunder are subject to optional redemption, in whole or in part, at any time at the option of the Issuer at a redemption price equal to the outstanding principal amount of the Series E Senior Notes being so redeemed plus accrued and unpaid interest thereon to the date fixed for redemption together with the Applicable Premium applicable thereto.

     Section 2.5  Applicable Premium.
                  ------------------
     As used herein, "Applicable Premium" means an amount calculated as of the date (the "Determination Date") fixed for the redemption of the Series E Senior Notes as follows:

        (i) the average life of the remaining scheduled payments of principal in respect of Outstanding Series E Senior Notes (the "Remaining Average Life") shall be calculated as of the Determination Date;

        (ii) the yield to maturity calculated as of a date not more than five days prior to the Determination Date for the United States Treasury security having an average life equal to the Remaining Average Life of such series and trading in the secondary market at the price closest to the principal amount thereof (the "Primary Issue"); provided, however, that if no United States Treasury security has an average life equal to the Remaining Average Life of such series, the yields (the "Other Yields") for the two maturities of United States treasury securities having average lives most closely corresponding to such Remaining Average Life and trading in the secondary market at the price closest to the principal amount thereof shall be calculated, and the yield to maturity for the Primary Issue shall be the yield interpolated or extrapolated from such Other Yields on a straight line basis, rounding in each of such relevant periods to the nearest month;

        (iii) the discounted present value of the then remaining scheduled payments of principal and interest (but excluding that portion of any scheduled payment of interest that is actually due and paid on the Determination Date) in respect of the Outstanding Series E Senior Notes shall be calculated as of the Determination Date using a discount factor equal to the sum of (x) the yield to maturity for the Primary Issue, plus (y) 37.5 basis points; and

        (iv) the amount of Applicable Premium in respect of the Series E Senior Notes to be redeemed shall be an amount equal to (x) the discounted present value of such Series E Senior Notes to be redeemed determined in accordance with clause (iii) above, minus (y) the unpaid principal amount of such Series E Senior Notes; provided, however, that the Applicable Premium shall not be less than zero; and

        (v) such calculation shall be made by an Investment Banker.

     Section 2.6  Amendment for Benefit of Series E Senior Notes.
                  ----------------------------------------------
        The Indenture is hereby amended, pursuant to Section 7.1(d) of the Indenture for the benefit of the holders of the Series E Senior Notes and for so long as the Series E Senior Notes are outstanding, as follows:

        (a) Section 1.1 of the Indenture is amended by adding to the definitions the following: "'Existing Generating Assets' means the coal plants and gas-fired units owned by the Issuer as of the date of issuance of the $275,000,000 7.95% Senior Notes, Series E due 2032."

        (b) Section 3.9 of the Indenture is amended to delete the words "Initial Generation Assets" and insert in lieu thereof the words "Initial Generating Assets or Existing Generating Assets."



                                  ARTICLE III

                                  MISCELLANEOUS
                                  -------------

     Section 3.1  Execution of Supplemental Indenture.
                  -----------------------------------
        This Third Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture and, as provided in the Original Indenture, this Third Supplemental Indenture forms a part thereof.

     Section 3.2  Concerning the Trustee.
                  ----------------------
        The Trustee shall not be responsible in any manner for or with respect to the validity or sufficiency of this Third Supplemental Indenture, or the due execution hereof by the Issuer, or for or with respect to the recitals and statements contained herein, all of which recitals and statements are made solely by the Issuer.

     Section 3.3  Counterparts.
                  ------------
        This Third Supplemental Indenture may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original; but all such counterparts shall together constitute but one and the same instrument.

     Section 3.4  GOVERNING LAW.
                  -------------
        THIS THIRD SUPPLEMENTAL INDENTURE AND THE SERIES E SENIOR NOTES ISSUED HEREUNDER SHALL, PURSUANT TO SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW, BE GOVERNED BY THE LAW OF THE STATE OF NEW YORK, WITHOUT REFERENCE TO THE CHOICE OF LAW PROVISIONS THEREOF (OTHER THAN SUCH SECTION 5-1401).

     IN WITNESS WHEREOF, the parties hereto have caused this Third Supplemental Indenture to be duly executed as of June 1, 2002.


                                        AMEREN ENERGY GENERATING
                                        COMPANY, as Issuer



                                    By:     /s/ Jerre E. Birdsong
                                       -------------------------------------
                                       Name:    Jerre E. Birdsong
                                       Title:   Vice President and Treasurer

                                    THE BANK OF NEW YORK, as Trustee



                                    By:        s/ Albert Lundy
                                       --------------------------------------
                                       Name:      Albert Lundy
                                       Title:     As Agent for

                                                                       EXHIBIT A

                                FORM OF SECURITY

     [INCLUDE IF SECURITY IS A GLOBAL SECURITY DEPOSITED WITH THE U.S. DEPOSITARY -- UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IN EXCHANGE FOR THIS CERTIFICATE OR ANY PORTION HEREOF IS REGISTERED IN THE NAME OF CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED
REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY OR SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO.), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON OTHER THAN THE DEPOSITORY TRUST COMPANY OR A NOMINEE THEREOF IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

     TRANSFERS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS IN WHOLE, BUT NOT IN PART, TO NOMINEES OF THE DEPOSITORY TRUST COMPANY OR TO A SUCCESSOR THEREOF OR SUCH SUCCESSOR'S NOMINEE AND TRANSFERS OF PORTIONS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS MADE IN ACCORDANCE WITH THE RESTRICTIONS SET FORTH IN SECTION 2.6 OF THE INDENTURE REFERRED TO ON THE REVERSE HEREOF.]

     THIS NOTE (OR ITS PREDECESSOR) WAS ORIGINALLY ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM AND IN ANY EVENT MAY BE SOLD OR OTHERWISE TRANSFERRED ONLY IN ACCORDANCE WITH THE INDENTURE, COPIES OF WHICH ARE AVAILABLE FOR INSPECTION AT THE CORPORATE TRUST OFFICE OF THE TRUSTEE IN NEW YORK.

     EACH PURCHASER OF THIS NOTE IS HEREBY NOTIFIED THAT THE SELLER MAY BE RELYING ON THE EXEMPTION FROM THE PROVISIONS OF SECTION 5 OF THE SECURITIES ACT PROVIDED BY RULE 144A THEREUNDER. EACH HOLDER OF THIS NOTE REPRESENTS TO AMEREN ENERGY GENERATING COMPANY THAT (a) SUCH HOLDER WILL NOT SELL, PLEDGE OR OTHERWISE TRANSFER THIS NOTE (WITHOUT THE CONSENT OF AMEREN ENERGY GENERATING COMPANY) OTHER THAN (i) TO A QUALIFIED INSTITUTIONAL BUYER IN A TRANSACTION COMPLYING WITH RULE 144A UNDER THE SECURITIES ACT, (ii) IN ACCORDANCE WITH RULE 144 UNDER THE SECURITIES ACT, (iii) OUTSIDE THE UNITED STATES IN A TRANSACTION MEETING THE REQUIREMENTS OF REGULATION S UNDER THE SECURITIES ACT, (iv) PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT, SUBJECT, IN THE CASE OF

CLAUSES (ii), (iii) OR (iv), TO THE RECEIPT BY AMEREN ENERGY GENERATING COMPANY OF AN OPINION OF COUNSEL OR SUCH OTHER EVIDENCE ACCEPTABLE TO AMEREN ENERGY GENERATING COMPANY THAT SUCH RESALE, PLEDGE OR TRANSFER IS EXEMPT FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OR (v) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT AND THAT (b) THE HOLDER WILL, AND EACH SUBSEQUENT HOLDER IS REQUIRED TO, NOTIFY ANY PURCHASER OF THIS NOTE OF THE RESALE RESTRICTIONS REFERRED TO HEREIN AND DELIVER TO THE TRANSFEREE (OTHER THAN A QUALIFIED INSTITUTIONAL BUYER) PRIOR TO THE SALE A COPY OF THE TRANSFER RESTRICTIONS APPLICABLE HERETO (COPIES OF WHICH MAY BE OBTAINED FROM THE TRUSTEE).

                          [FORM OF FACE OF SENIOR NOTE]

                              CUSIP [    ][    ][    ]
                                    [Common Code]
                                    [ISIN][    ]

No.

                                        $
                        AMEREN ENERGY GENERATING COMPANY
                           7.95% Senior Notes Due 2032

     Ameren Energy Generating Company (the "Issuer"), for value received hereby promises to pay to ___________________ or registered assigns the principal sum of ____________ Dollars at the Issuer's office or agency for said purpose as provided in the Indenture referred to herein, on June 1, 2032 in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts, and to pay interest, semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2002, on said principal sum in like coin or currency at the rate per annum set forth above at said offices or agencies from the date of original issuance or the most recent interest payment date to which interest on the Series E Senior Notes has been paid or duly provided for. Notwithstanding the foregoing, if the date hereof is after May 15 or November 15, as the case may be, and before the following June 1 or December 1, this Senior Note shall bear interest from such June 1 or December 1; provided, that if the Issuer shall default in the payment of interest due on such June 1 or December 1, then this Senior Note shall bear interest from the next preceding June 1 or December 1 to which interest on the Series E Senior Notes has been paid or duly provided for and provided further that interest due on December 1, 2002 on this Senior Note shall accrue from the date of original issuance. The interest so payable on any June 1 or December 1 will, except as otherwise provided in the Indenture referred to on the reverse hereof, be paid to the Person in whose name this Senior Note is registered at the close of business on the 15th day of May or the 15th day of November preceding such June 1 or December 1, whether or not such day is a Business Day; provided, that principal, premium, if any, and interest shall be paid by mailing on the interest payment date a check for such to or upon the written order of the registered Holders of Series E Senior Notes entitled thereto at their last address as it appears on the Series E Senior

Notes Register or, upon written application to the Trustee by a Holder of $1,000,000 or more in aggregate principal amount of Series E Senior Notes, by wire transfer on the interest payment date of immediately available funds to an account maintained by such Holder with a bank or other financial institution. Interest on this Senior Note shall be computed on the basis of a 360-day year comprised of twelve 30-day months. Additional Interest shall accrue on this Senior Note under the circumstances provided for in the Registration Rights Agreement.

     Interest on overdue principal and (to the extent permitted by applicable law) on overdue installments of interest (including without limitation during the 5-day period referred to in Section 4.1(b) of the Indenture) shall accrue at the rate per annum set forth above.

     Reference is made to the further provisions set forth on the reverse hereof. Such further provisions shall for all purposes have the same effect as though fully set forth at this place.

     This Senior Note shall not be entitled to any benefit under the Indenture, or be valid or obligatory, until the certificate of authentication hereon shall have been duly signed by the Trustee acting under the Indenture.

     IN WITNESS WHEREOF, the Issuer has caused this instrument to be duly executed.

                                       AMEREN ENERGY GENERATING COMPANY



                                    By:
                                       ---------------------------------
                                       Name:
                                       Title:


(SEAL)
Attested:



By:
   -----------------------------
Name:
Title:

                        [FORM OF REVERSE OF SENIOR NOTE]

                        AMEREN ENERGY GENERATING COMPANY

                           7.95% Senior Notes Due 2032

     This Senior Note is one of a duly authorized issue of debt securities of the Issuer, limited to the aggregate principal amount of $275,000,000 (except as otherwise provided in the Indenture mentioned below), issued or to be issued pursuant to an Indenture dated as of November 1, 2000 as supplemented by the Third Supplemental Indenture dated as of June 1, 2002 (as so supplemented, the "Indenture"), duly executed and delivered by the Issuer to the Trustee.
Reference is hereby made to the Indenture and all indentures supplemental thereto for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Issuer and the Holders (the words "Holders" or "Holder" meaning the registered holders or registered holder) of the Series E Senior Notes. Capitalized terms used herein, but not otherwise defined herein, shall have the meanings assigned to them in the Indenture.

     In case an Event of Default shall have occurred and be continuing, the principal of all the Securities may be declared due and payable, in the manner and with the effect, and subject to the conditions, provided in the Indenture. The Indenture provides that in certain events such declaration and its consequences may be waived by the Holders of a majority in aggregate principal amount of the Securities then Outstanding and that, prior to any such declaration, such Holders may waive any past default under the Indenture and its consequences except a default in the payment of principal of or premium, if any, or interest on any of the Securities and as otherwise provided in the Indenture. Any such consent or waiver by the Holder of this Senior Note (unless revoked as provided in the Indenture) shall be conclusive and binding upon such Holder and upon all future Holders and owners of this Senior Note and any Security which may be issued in exchange or substitution hereof, whether or not any notation thereof is made upon this Senior Note or such other Security.

     The Indenture permits the Issuer and the Trustee, with the consent of the Holders of not less than a majority in aggregate principal amount of the Securities of all series at the time Outstanding considered as one class, evidenced as in the Indenture provided, to modify the Indenture or any supplemental indentures or the rights of the Holders of the Series E Senior Notes; provided that no such modification shall (a) change the Stated Maturity of the principal of, or any installment of principal of or interest on, any Security, or reduce the principal amount thereof, or reduce the rate or extend the time of payment of interest thereon, or reduce any amount payable on redemption thereof or impair or affect the right of any Holder of the Security to institute suit for the payment thereof without the consent of the Holder of each Security so affected; or (b)(i) reduce the aforesaid percentage of Securities, the consent of the Holders of which is required for any such modification or the percentage of Securities, the consent of Holders of which is required for any waiver provided for in the Indenture; (ii) change any obligation of the Issuer to maintain an office or agency for payment of and transfer and exchange of the Securities; or (iii) make certain changes to provisions relating to waiver or to the provision for supplementing the Indenture; in each case without the consent of the Holders of all Securities then Outstanding.

     No reference herein to the Indenture and no provision of this Senior Note or of the Indenture shall alter or impair the obligation of the Issuer, which is absolute and unconditional, to pay the principal of and premium, if any, and interest on this Senior Note at the place, times, and rate, and in the currency, herein prescribed.

     The Series E Senior Notes are issuable only as registered Series E Senior Notes without coupons in denominations of $100,000 and any integral multiple of $1,000 in excess thereof.

     At the office or agency of the Issuer referred to on the face hereof and in the manner and subject to the limitations provided in the Indenture, Series E Senior Notes may be presented for exchange for a like aggregate principal amount of Series E Senior Notes of other authorized denominations.

     Upon due presentment for registration of transfer of this Senior Note at the above-mentioned office or agency of the Issuer, a new Series E Senior Note or Series E Senior Notes of authorized denominations, for a like aggregate principal amount, will be issued to the transferee as provided in the Indenture. No service charge shall be made for any such transfer, but the Issuer may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

     The Series E Senior Notes may be redeemed in whole or in part (if in part, by lot or by such other method as the Trustee shall deem fair or appropriate) prior to Stated Maturity at the option of the Issuer, upon mailing a notice of such redemption not less than 30 nor more than 60 days prior to the date fixed for redemption to the Holders of Series E Senior Notes, all as provided in the Indenture, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption, plus the Applicable Premium.

     Subject to payment by the Issuer of a sum sufficient to pay the amount due on redemption, interest on this Senior Note shall cease to accrue upon the date duly fixed for redemption of this Senior Note.

     The Issuer, the Trustee, and any authorized agent of the Issuer or the Trustee, may deem and treat the registered Holder hereof as the absolute owner of this Senior Note (whether or not this Senior Note shall be overdue and notwithstanding any notation of ownership or other writing hereon made by anyone other than the Issuer or the Trustee or any authorized agent of the Issuer or the Trustee), for the purpose of receiving payment of, or on account of, the principal hereof and premium, if any, and, subject to the provisions on the face hereof, interest hereon and for all other purposes, and neither the Issuer nor the Trustee nor any authorized agent of the Issuer or the Trustee shall be affected by any notice to the contrary.

     No recourse shall be had for the payment of the principal of, or premium, if any, or the interest on this Senior Note, for any claim based hereon, or otherwise in respect hereof, or based on or in respect of the Indenture or any indenture supplemental thereto, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Issuer or of any successor corporation, either directly or through the Issuer or any successor corporation, whether by virtue of any constitution, statute or rule of law or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

                [FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION]

Dated:

        This is one of the Series E Senior Notes referred to in the within-mentioned Indenture.

                                      THE BANK OF NEW YORK, as Trustee



                                    By:
                                       ---------------------------------
                                              Authorized Signatory

                              [FORM OF ASSIGNMENT]

I or we assign and transfer this Security to:

             (Insert assignee's social security or tax I.D. number)


--------------------------------------------------
--------------------------------------------------
--------------------------------------------------
--------------------------------------------------
(Print or type name, address and zip code of assignee)

and irrevocably appoint:


--------------------------------------------------
--------------------------------------------------

Agent to transfer this Security on the books of the Issuer. The Agent may substitute another to act for him.

Date:                               Your Signature:
     ---------------------                         -----------------------------

                                                --------------------------------
                                                    (Sign exactly as your name
                                                    appears on the other side of
                                                    this Security)





           *Signature Guarantee:________________________



           *Signatures must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Registrar, which requirements include membership or participation in STAMP or such other "signature guarantee program" as may be determined by the Registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934.

                                                                       EXHIBIT B

                      FORM OF RESTRICTED PERIOD CERTIFICATE
                        AMEREN ENERGY GENERATING COMPANY



                                     [DATE]


The Depository Trust Company
[Address]

The Bank of New York,
  as Trustee
[Attn: Corporate Trust
101 Barclay Street
New York, New York 10286]

     Re:   Ameren Energy Generating Company 7.95% Senior Notes Due 2032
           ------------------------------------------------------------

Ladies and Gentlemen:

     Reference is hereby made to the Indenture dated as of November 1, 2000 (the "Indenture") from Ameren Energy Generating Company, to The Bank of New York, as Trustee. Capitalized terms used and not defined herein shall have the meanings given them in the Indenture.

     This letter is related to U.S. $______________ principal amount of Series E Senior Notes represented by the Restricted Regulation S Global Security, held by the Trustee pursuant to Section 2.4 of the Indenture. We hereby certify that the offering of the Series E Senior Notes has closed and that the restricted period (as defined in Regulation S) with respect to the offer and sale of the Series E Senior Notes has terminated.

                                       THE BANK OF NEW YORK, as Trustee



                                    By:
                                       ------------------------------------
                                               Authorized Signatory

cc:      [Euroclear]
         [CLEARSTREAM]

                                                                       EXHIBIT C

                          FORM OF TRANSFER CERTIFICATE
             FOR TRANSFER OR EXCHANGE FROM RULE 144A GLOBAL SECURITY
        OR IAI GLOBAL SECURITY TO RESTRICTED REGULATION S GLOBAL SECURITY

                       (Transfers or exchanges pursuant to
                      Section 2.6(b)(ii) of the Indenture)

The Bank of New York,
  as Trustee
[Attn: Corporate Trust
101 Barclay Street
New York, New York 10286]

         Re: Ameren Energy Generating Company 7.95% Senior Notes Due 2032 (the "Series E Senior Notes")
                  ---------------------------------------------------

     Reference is hereby made to the Indenture dated as of November 1, 2000 (the "Indenture") from Ameren Energy Generating Company to The Bank of New York, as Trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

     This letter relates to U.S.$______________ principal amount of Series E Senior Notes which are held in the form of the [Rule 144A] [IAI] Global Security
(CUSIP  No.[     ][     ])  with the U.S.  Depositary in the name of
[insert name of transferor] (the "Transferor"). The Transferor has requested a transfer or exchange of such beneficial interest for an interest in the
Restricted  Regulation S Global Security (CUSIP No.        ) to be held with
[Euroclear] [Clearstream] (Common Code ________) through the U.S. Depositary.

     In connection with such request and in respect of such Series E Senior Notes, the Transferor does hereby certify that such transfer or exchange has been effected in accordance with the transfer restrictions set forth in the Indenture and the Series E Senior Notes and pursuant to and in accordance with Regulation S under the Securities Act, and accordingly the Transferor does hereby certify that:

     (1) the offer of the Series E Senior Notes was not made to a person in the United States;

     [(2) at the time the buy order was originated, the transferee was outside the United States or the Transferor and any person acting on its behalf reasonably believed that the transferee was outside the United States,]*

     [(2) the transaction was executed in, on or through the facilities of a designated offshore securities market and neither the Transferor nor any person acting on its behalf knows that the transaction was pre-arranged with a buyer in the United States,]*

     (3) no directed selling efforts have been made in contravention of the requirements of Rule 903(b) or 904(b) of Regulation S, as applicable, and

     (4) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act.

     This certificate and the statements contained herein are made for your benefit and the benefit of the Issuer and the Initial Purchasers.

                                         [Insert Name of Transferor]



                                      By:
                                         ----------------------------------
                                         Name:
                                         Title:

Dated:
      ---------------------

cc:   Ameren Energy Generating Company

-------------------------
* Insert one of these two provisions, which come from the definition of "offshore transactions" in Regulation S.

                                                                       EXHIBIT D

                          FORM OF TRANSFER CERTIFICATE
             FOR TRANSFER OR EXCHANGE FROM RULE 144A GLOBAL SECURITY
       OR IAI GLOBAL SECURITY TO UNRESTRICTED REGULATION S GLOBAL SECURITY

                       (Exchanges or transfers pursuant to
                      Section 2.6(b)(iii)of the Indenture)

The Bank of New York,
  as Trustee
[Attn: Corporate Trust
101 Barclay Street
New York, New York  10286]

         Re:      Ameren Energy Generating Company 7.95% Senior Notes
                  Due 2032 (the "Series E Senior Notes")
                  --------------------------------------------------------

     Reference is hereby made to the Indenture dated as of November 1, 2000 (the "Indenture") from Ameren Energy Generating Company to The Bank of New York, as Trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

     This letter relates to U.S.$______________ principal amount of Series E Senior Notes which are held in the form of the [Rule 144A] [IAI] Global Security (CUSIP No. [ I ]) with the U.S. Depositary in the name of [insert name of transferor] (the "Transferor"). The Transferor has requested an exchange or transfer of such beneficial interest in the Series E Senior Notes for an interest in the Unrestricted Regulation S Global Security (CUSIP No. ).

     In connection with such request and in respect of such Series E Senior Notes, the Transferor does hereby certify that such exchange or transfer has been effected in accordance with the transfer restrictions set forth in the Indenture and the Series E Senior Notes and,

     (i) with respect to transfers made in reliance on Regulation S under the Securities Act, the Transferor does hereby certify that:

     (1) the offer of the Series E Senior Notes was not made to a person in the United States;

     [(2) at the time the buy order was originated, the transferee was outside the United States or the Transferor and any person acting on its behalf reasonably believed that the transferee was outside the United States,]*

     [(2) the transaction was executed in, on or through the facilities of a designated offshore securities market and neither the Transferor nor any person acting on its behalf knows that the transaction was pre-arranged with a buyer in the United States,]*

     (3) no directed selling efforts have been made in contravention of the requirements of Rule 903(b) or 904(b) of Regulation S, as applicable, and

     (4) the transaction is pursuant to and in accordance with Regulation S and is not part of a plan or scheme to evade the registration requirements of the United States Securities Act of 1933, as amended (the "Securities Act");

     (ii) with respect to transfers made in reliance on Rule 144 under the Securities Act, the transferor does hereby certify that the Series E Senior Notes are being transferred in a transaction permitted by Rule 144 under the Securities Act,

     (iii) with respect to transfers made in reliance on another exemption from the Securities Act (including without limitation Rule 144A), the transferor does hereby certify that the following is the basis for the exemption: _____________, or

     (iv) with respect to an exchange, the transferor does hereby certify that either (x) the Security being exchanged is not a "restricted security" as defined in Rule 144 under the Securities Act or (y) the exchange is being made to facilitate a contemporaneous transfer that complies with Section 2.6(b)(iii) of the Indenture.

     This certificate and the statements contained herein are made for your benefit and the benefit of the Issuer and the Initial Purchasers.

                                       [Insert Name of Transferor]



                                        By:
                                           ----------------------------------
                                           Name:
                                           Title:

Dated:
      ---------------------


cc:   Ameren Energy Generating Company

-----------------------
* Insert one of these two provisions, which come from the definition of "offshore transactions" in Regulation S.

                                                                       EXHIBIT E

              FORM OF TRANSFER CERTIFICATE FOR TRANSFER OR EXCHANGE
           FROM RESTRICTED REGULATION S GLOBAL SECURITY, UNRESTRICTED
                         REGULATION S GLOBAL SECURITY OR
                IAI GLOBAL SECURITY TO RULE 144A GLOBAL SECURITY

                       (Exchanges or transfers pursuant to
                      Section 2.6(b)(iv) of the Indenture)

The Bank of New York,
  as Trustee
[Attn: Corporate Trust
101 Barclay Street
New York, New York 10286]

         Re:      Ameren Energy Generating Company 7.95% Senior Notes
                  Due 2032 (the "Series E Senior Notes")
                  --------------------------------------------------------

     Reference is hereby made to the Indenture dated as of November 1, 2000 (the "Indenture") from Ameren Energy Generating Company to The Bank of New York, as Trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

     This letter relates to U.S. $______________ principal amount of Series E Senior Notes which are held in the form of the [[Restricted][Unrestricted]
Regulation  S  Global  Security  (CUSIP  No.          )   with   [Euroclear]
[Clearstream].*   (Common  Code  _______)]  [IAI  Global   Security  (CUSIP  No.
           )] through the U.S. Depositary in the name of [insert name of transferor] (the "Transferor"). The Transferor has requested a transfer or exchange of such beneficial interest in the Series E Senior Notes for an interest in the Rule 144A Global Security.

     In connection with such request, and in respect of such Series E Senior Notes, the Transferor does hereby certify that such Series E Senior Notes are being transferred or exchanged in accordance with (i) the transfer restrictions set forth in the Series E Senior Notes and (ii) Rule 144A under the Securities Act to a transferee that the Transferor reasonably believes is purchasing the Series E Senior Notes for its own account or an account with respect to which the transferee exercises sole investment discretion and the transferee and any such account is a "qualified institutional buyer" within the meaning of Rule 144A, in each case in a transaction meeting the requirements of Rule 144A and in accordance with any applicable securities laws of any state of the United States or any other jurisdiction.

-----------------------
*  Select appropriate depositary.

     This certificate and the statements contained herein are made for your benefit and the benefit of the Issuer and the Initial Purchasers.

                                  [Insert Name of Transferor]



                                By:
                                   ---------------------------------------
                                   Name:
                                   Title:

Dated:
      ---------------------

cc:      Ameren Energy Generating Company

                                                                       EXHIBIT F

                    FORM OF TRANSFER CERTIFICATE FOR TRANSFER
        OR EXCHANGE FROM RULE 144A GLOBAL SECURITY, RESTRICTED REGULATION
          GLOBAL SECURITY OR UNRESTRICTED REGULATION S GLOBAL SECURITY
                             TO IAI GLOBAL SECURITY

                       (Exchanges or transfers Pursuant to
                       Section 2.6(b)(v) of the Indenture)

The Bank of New York,
  as Trustee
[Attn: Corporate Trust
101 Barclay Street
New York, New York 10286]

         Re: Ameren Energy Generating Company 7.95% Senior Notes Due 2032 (the "Series E Senior Notes")
                  ---------------------------------------------------

     Reference is hereby made to the Indenture dated as of November 1, 2000 (the "Indenture") from Ameren Energy Generating Company to The Bank of New York, as Trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

     This letter relates to U.S.$______________ principal amount of Series E Senior Notes which are held in the form of the [Rule 144A Global Security (CUSIP
No.           ) with the U.S. Depositary] [[Restricted][Unrestricted] Regulation
S Global Security (CUSIP No.           ) with [Euroclear] [Clearstream]]* in the
name of [insert name of transferor] (the "Transferor"). The Transferor has requested an exchange or transfer of such Global Security for an interest in the
IAI Global Security (CUSIP No.           ).

     In connection with such request with respect to a transfer or exchange for an interest in the IAI Global Security, the Transferor does hereby certify that such exchange or transfer has been effected in accordance with the transfer restrictions set forth in the Rule 144A Global Security, the Restricted Regulation S Global Security and the Unrestricted Regulation S Global Security (as the case may be) and, with respect to transfers made in reliance on Rule 144 under the Securities Act, certify that the Securities are being transferred in a transaction permitted by Rule 144 under the Securities Act.

--------------------
*  Select appropriate depositary.

     In connection with such request with respect to a transfer or exchange for an interest in the IAI Global Security, and in respect of such Rule 144A Global Security, Restricted Regulations S Global Security and Unrestricted Regulation S Global Security (as the case may be), the Transferor does hereby certify that such Global Security is being transferred or exchanged in accordance with (i) the transfer restrictions set forth in the Global Securities and (ii) in accordance with the Securities Act to a transferee that the Transferor reasonably believes is purchasing the IAI Global Securities for its own account or an account with respect to which the transferee exercises sole investment discretion and the transferee and any such account is an institution that is an "accredited investor" within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act, in each case purchasing IAI Global Securities in a transaction exempt from the Securities Act and in accordance with any applicable securities laws of any state of the United States or any other jurisdiction.

     This certificate and the statements contained herein are made for your benefit and the benefit of the Issuer and the Initial Purchasers.

                                     [Insert Name of Transferor]



                                  By:
                                     --------------------------------------
                                     Name:
                                     Title:

Dated:
      ---------------------

cc:   Ameren Energy Generating Company

                                                                     Exhibit 4.2


                        AMEREN ENERGY GENERATING COMPANY
                          REGISTRATION RIGHTS AGREEMENT

                                                                    June 6, 2002

Lehman Brothers Inc.
Banc One Capital Markets, Inc.
BNY Capital Markets, Inc.
Credit Suisse First Boston Corporation
Westdeutsche Landesbank Girozentrale, London Branch

c/o Lehman Brothers Inc.
745 7th Avenue
New York, New York 10019

Ladies and Gentlemen:

     Ameren Energy Generating Company, an Illinois corporation (the "Company"), proposes to issue and sell severally and not jointly to Lehman Brothers Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Credit Suisse First Boston Corporation and Westdeutsche Landesbank Girozentrale, London Branch (collectively, the "Initial Purchasers"), on the terms set forth in a note purchase agreement dated June 3, 2002 (the "Purchase Agreement"), $275,000,000 aggregate principal amount of 7.95% Senior Notes, Series E due 2032 (the "Series E Notes" or the "Notes"). The Series E Notes will be issued pursuant to an Indenture, dated as of November 1, 2000 and a Third Supplemental Indenture, dated as of June 1, 2002 (collectively, the "Indenture") between the Company and The Bank of New York, as Trustee (the "Trustee").

     As an inducement to the Initial Purchasers to enter into the Purchase Agreement and in satisfaction of a condition to the Initial Purchasers' obligations thereunder, the Company agrees with the Initial Purchasers, for the benefit of the holders of the Notes (including, without limitation, the Initial Purchasers) and the Exchange Notes (as defined below) (collectively, the "Holders"), as follows:

    Section 1. Registered Exchange Offer. The Company shall prepare and file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement (the "Exchange Offer Registration Statement") on an appropriate form under the Securities Act of 1933, as amended (the "Securities Act"), with respect to an offer (the "Registered Exchange Offer") to the Holders of Transfer Restricted Notes (as defined in Section 6(d) hereof), who are not prohibited by any law or policy of the SEC from participating in the Registered Exchange Offer, to issue and deliver to such Holders, in exchange for the Notes, a like aggregate principal amount of notes (the "Exchange Notes") of the Company issued under the Indenture and identical in all material respects to the Notes that will be registered under the Securities Act, except that (a) interest thereon shall accrue from the last date on which interest has been paid on the Notes or, if no such interest has been paid, from the date of original issue of the Notes and (b) they will not contain terms with respect to transfer restrictions under the Securities Act. The Company shall use its reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act on or prior to 220 days after the date of original issue of the Notes and shall keep the Exchange Offer Registration Statement effective for not less than 30 days (or longer, if required by applicable law) after the date on which notice of the Registered Exchange Offer is mailed to the Holders (that period being called the "Exchange Offer Registration Period").

     If the Company effects the Registered Exchange Offer, the Company will be entitled to close the Registered Exchange Offer at the close of business on the 30th day after the commencement thereof if the Company has accepted all the Notes validly tendered by such 30th day in accordance with the terms of the Registered Exchange Offer.

     Following the declaration of the effectiveness of the Exchange Offer Registration Statement, the Company shall promptly commence the Registered Exchange Offer, it being the objective of the Registered Exchange Offer to enable each Holder of Transfer Restricted Notes electing to exchange those Transfer Restricted Notes for Exchange Notes (assuming that such Holder is not an affiliate of the Company within the meaning of the Securities Act, acquires the Exchange Notes in the ordinary course of that Holder's business and has no arrangement with any person to participate in the distribution of the Exchange Notes, and is not prohibited by any law or policy of the SEC from participating in the Registered Exchange Offer) to trade those Exchange Notes from and after their receipt without any limitations or restrictions under the Securities Act and without material restrictions under the securities laws of the several states of the United States. In connection with the Registered Exchange Offer, the Company shall use its reasonable best efforts to consummate the Registered Exchange Offer and shall comply with the applicable requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable laws and regulations in connection with the Registered Exchange Offer.

     The Company acknowledges that, pursuant to current interpretations by the SEC's staff of Section 5 of the Securities Act, in the absence of an applicable exemption therefrom, (a) each Holder that is a broker-dealer electing to exchange Notes, acquired for its own account as a result of market-making activities or other trading activities, for Exchange Notes (an "Exchanging Dealer"), is required to deliver a prospectus containing the information set forth in Annex A hereto on the cover, in Annex B hereto in the "Exchange Offer Procedures" section and the "Purpose of the Exchange Offer" section, and in Annex C hereto in the "Plan of Distribution" section, in connection with a sale of any such Exchange Notes received by that Exchanging Dealer pursuant to the Registered Exchange Offer, and (b) if the Initial Purchasers are permitted under applicable law and applicable policies of the SEC to and elect to sell Exchange Notes acquired in exchange for Notes constituting any portion of an unsold allotment, they are required to deliver a prospectus containing the information required by Item 507 or 508 of Regulation S-K under the Securities Act, as applicable, in connection with that sale.

     The Company shall include in the prospectus contained in the Exchange Offer Registration Statement a section titled "Plan of Distribution," reasonably acceptable to the Initial Purchasers, that contains a summary statement of the positions taken or policies made by the staff of the SEC with respect to the potential "underwriter" status of any broker-dealer that is the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of Exchange Notes received by that broker-dealer in the Registered Exchange Offer (a "Participating Broker-Dealer"), whether those positions or policies have been publicly disseminated by the staff of the SEC or, in the reasonable judgment of the Initial Purchasers based on advice of counsel (which may be in-house counsel), represent the prevailing views of the staff of the SEC.

     The Company shall use its reasonable best efforts to keep the Exchange Offer Registration Statement effective and shall amend and supplement the prospectus contained therein, in order to permit that prospectus to be lawfully delivered by the Initial Purchasers and all Exchanging Dealers subject to the prospectus delivery requirements of the Securities Act, and shall make that prospectus available to the Initial Purchasers and those Exchanging Dealers for such period of time after the consummation of the Registered Exchange Offer as those persons must comply with those requirements in order to resell the Exchange Notes.

     The Company shall make available for a period of 270 days after the consummation of the Registered Exchange Offer a copy of the prospectus, and any amendment or supplement thereto, forming part of the Exchange Offer Registration Statement, to any broker-dealer for use in connection with any resale of any Exchange Notes. The Notes and the Exchange Notes are herein collectively called the "Securities."

     In connection with the Registered Exchange Offer, the Company shall:

          (a) mail to each Holder a copy of the prospectus forming part of the Exchange Offer Registration Statement, together with an appropriate letter of transmittal and related documents;

          (b) keep the Registered Exchange Offer open for not less than 30 days (or longer, if required by applicable law) after the date notice thereof is mailed to the Holders;

          (c) utilize the services of a depositary for the Registered Exchange Offer with an address in the Borough of Manhattan, The City of New York, which may be the Trustee or an affiliate of the Trustee;

          (d) permit Holders to withdraw tendered Notes at any time prior to the close of business, New York time, on the last business day on which the Registered Exchange Offer remains open; and

          (e) otherwise comply in all material respects with all applicable laws in effecting the Registered Exchange Offer.

          As soon as practicable after the close of the Registered Exchange Offer, the Company shall:

          (i) accept for exchange all the Notes validly tendered and not withdrawn pursuant to the Registered Exchange Offer;

          (ii)  deliver,   or  cause  to  be  delivered,   to  the  Trustee  for
     cancellation all the Notes so accepted for exchange; and

          (iii) issue, and cause the Trustee to authenticate and deliver promptly to each Holder of the Notes, Exchange Notes, equal in principal amount to the Notes held by that Holder so accepted for exchange.

          The Exchange Notes will not be subject to the restrictive legend set forth on the Transfer Restricted Notes or the transfer restrictions (other than in respect of minimum denominations) or bear Additional Interest other than as provided in Section 6(a)(iii) herein. The Indenture will provide that the Notes and the Exchange Notes will vote and consent together on all matters as one class and not as separate classes on any matter.

          Interest on each Exchange Note issued pursuant to the Registered Exchange Offer will accrue from the last interest payment date on which interest was paid on the Notes surrendered in exchange therefor or, if no interest has been paid on those Notes, from the date of original issue of those Notes.

          The Registered Exchange Offer shall not be subject to any conditions, other than that the Registered Exchange Offer shall not violate applicable law or any applicable interpretation of the staff of the SEC and as provided in the next sentence. Each Holder participating in the Registered Exchange Offer will be required to represent to the Company at the time of the consummation of the Registered Exchange Offer:

               (a) that any Exchange Note received by that Holder will be acquired in the ordinary course of business;

               (b) that the Holder will have no arrangement or understanding with any person to participate in the distribution of the Notes or the Exchange Notes within the meaning of the Securities Act;

               (c) that the Holder is not an "affiliate," as defined in Rule 405 of the Securities Act, of the Company or, if it is an affiliate, that Holder will comply with the registration and prospectus delivery requirements of the Securities Act to the extent applicable;

               (d) if that Holder is not a broker-dealer, that it is not engaged in, and does not intend to engage in, any distribution of the Exchange Notes; and

               (e) if that Holder is a broker-dealer, that it will receive Exchange Notes for its own account in exchange for Notes that were acquired as a result of market-making activities or other trading activities and that it will deliver a prospectus in connection with any resale of those Exchange Notes.

          Notwithstanding any other provision hereof, the Company will ensure that (a) any Exchange Offer Registration Statement and any amendment thereto and any prospectus forming part thereof and any supplement thereto complies in all material respects with the Securities Act and the rules and regulations thereunder, (b) any Exchange Offer Registration Statement and any amendment thereto will not, when it becomes effective, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading, and (c) any prospectus forming part of any Exchange Offer

Registration Statement, and any supplement to that prospectus, at the time of issuance will not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading; provided, however, that with respect to clauses (b) and
(c), the Company will not be liable to any Holder or Initial Purchaser for written information relating to such Holder or Initial Purchaser furnished to the Company by or on behalf of such Holder or Initial Purchaser specifically for inclusion therein.

     Section 2. Shelf Registration. If (a) the Company determines that a Registered Exchange Offer, as contemplated by Section 1 hereof, is not available or may not be consummated as soon as practicable after the last date the Registered Exchange Offer is open because it would violate applicable law or the applicable interpretations of the staff of the SEC, (b) the Exchange Offer Registration Statement is not effective on or prior to 220 days after the date of original issue of the Transfer Restricted Notes, (c) the Registered Exchange Offer is not consummated on or prior to 270 days after the date of original issue of the Transfer Restricted Notes, (d) the Initial Purchasers of the Transfer Restricted Notes so request with respect to the Transfer Restricted Notes not eligible to be exchanged for Exchange Notes in the Registered Exchange Offer and held by them following consummation of the Registered Exchange Offer, or (e) any Holder (other than an Exchanging Dealer) is not eligible to participate in the Registered Exchange Offer under applicable law or applicable policies of the SEC, or any Holder (other than an Exchanging Dealer) that participates in the Registered Exchange Offer does not receive freely tradeable Exchange Notes on the date of the exchange for validly tendered (and not withdrawn) Transfer Restricted Notes:

          (i) The Company shall use its reasonable best efforts to prepare and file, as promptly as practicable, with the SEC and thereafter to cause to be declared effective a registration statement (the "Shelf Registration Statement" and, together with the Exchange Offer Registration Statement, a "Registration Statement") on an appropriate form under the Securities Act relating to the offer and sale of the Transfer Restricted Notes by the Holders thereof from time to time in accordance with the methods of distribution set forth in the Shelf Registration Statement and Rule 415 under the Securities Act (hereinafter, the "Shelf Registration"), but no Holder (other than the Initial Purchasers) is entitled to have any Transfer Restricted Notes held by it covered by that Shelf Registration Statement unless that Holder agrees in writing to be bound by all the provisions of this Agreement applicable to that Holder; and provided, however, that with respect to Exchange Notes which are attributable to Notes constituting any portion of an unsold allotment held by an Initial Purchaser, the Company may, if permitted by current interpretations of the SEC's staff and, in the opinion of the Company's counsel, sufficient to cause the Exchange Notes to be freely tradeable by such Initial Purchaser, file a post-effective amendment to the Exchange Offer Registration Statement containing the information required by Items 507 and 508 of Regulation S-K, as applicable, in satisfaction of its obligations under this subsection with respect thereto, and any such Exchange Offer Registration Statement, as so amended, shall be referred to herein as, and governed by the provisions herein applicable to, a Shelf Registration Statement.

          (ii) The Company shall use all reasonable efforts to keep the Shelf Registration Statement continuously effective in order to permit the prospectus included therein to be lawfully delivered by the Holders of the relevant Securities, until the earlier of (A) the end of the period referred to in Rule 144(k) under the Securities Act after the original issue date of the Notes expires (or the end of such longer period as may result from an extension pursuant to Section 3(j) below), provided that, if this clause (A) is relied upon, counsel to the Company shall have delivered to Lehman Brothers Inc., an opinion to the effect that the Notes included in such Shelf Registration Statement will thereafter be freely tradeable by the Holders thereof without restriction, and (B) the date on which all the Securities covered by the Shelf Registration Statement have been sold pursuant thereto. Such period is hereinafter referred to as the "Shelf Registration Period."

          (iii) Notwithstanding any provision of this Agreement to the contrary, the Company shall cause the Shelf Registration Statement and the related prospectus and any amendment or supplement thereto, as of the effective date of the Shelf Registration Statement, amendment or supplement, (A) to comply in all material respects with the applicable requirements of the Securities Act and the rules and regulations of the SEC, (B) not to contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading; provided, however, that with respect to clause (B), the Company will not be liable to any Holder or Initial Purchaser for written information relating to such Holder or Initial Purchaser furnished to the Company by or on behalf of such Holder or Initial Purchaser specifically for inclusion therein and (C) not to relate to any securities other than the Transfer Restricted Notes.

     Section 3. Registration Procedures. In connection with any Shelf Registration contemplated by Section 2 hereof and, to the extent applicable, any Registered Exchange Offer contemplated by Section 1 hereof, the following provisions shall apply:

          (a) The Company shall (i) furnish to the Initial Purchasers, prior to the filing thereof with the SEC, a copy of the Registration Statement and each amendment thereof and each supplement, if any, to the prospectus included therein and shall not file any such Registration Statement or amendment thereto or any prospectus or any supplement thereto (including any document that, upon filing, would be incorporated or deemed to be incorporated by reference therein and any amendment to any such document other than documents required to be filed pursuant to the Exchange Act) to which the Initial Purchasers shall reasonably object in writing, except for any Registration Statement or amendment thereto or prospectus or supplement thereto (a copy of which has been previously furnished to the Initial Purchasers and their counsel (and, in the case of a Shelf Registration Statement, the Holders and their counsel)) which counsel to the Company has advised the Company in writing is required to be filed, notwithstanding any such objection, in order to comply with applicable law, (ii) include information substantially to the effect set forth (A) in Annex A hereto on the cover of the prospectus forming a part of the Exchange Offer
     Registration Statement, (B) in Annex B hereto in the "Exchange Offer Procedures" section and the "Purpose of the Exchange Offer" section of such prospectus, (C) in Annex C hereto in the "Plan of Distribution" section of such prospectus, (iii) include the information set forth in Annex D hereto in the Letter of Transmittal delivered in connection with the Registered Exchange Offer, (iv) to the extent required by law or interpretation of the staff of the SEC, if requested by the Initial Purchasers, include the information required by Item 507 or 508 of Regulation S-K under the Securities Act, as applicable, in the prospectus forming a part of the Exchange Offer Registration Statement, and (v) to the extent required by law or interpretation of the staff of the SEC, in the case of a Shelf Registration Statement, include the names of the Holders who propose to sell Securities pursuant to the Shelf Registration Statement as selling securityholders.

          (b) The Company shall notify promptly the Initial Purchasers, the Holders and any Participating Broker-Dealer from whom the Company has received prior written notice stating that it will be a Participating Broker-Dealer in the Registered Exchange Offer (which notice pursuant to clauses (ii) through (v) hereof shall be accompanied by an instruction to suspend the use of the prospectus until any requisite changes have been made) and, if requested by the Initial Purchasers, the Holders or any such Participating Broker-Dealer, confirm such notice in writing:

               (i) when the Registration Statement or any amendment thereto has been filed with the SEC and when the Registration Statement or any post-effective amendment thereto has become effective;

               (ii) of any request by the SEC for an amendment or supplement to the Registration Statement or the prospectus included therein or for additional information;

               (iii) of the issuance by the SEC of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceeding for that purpose;

               (iv) of the receipt by the Company or its legal counsel of any notification with respect to the suspension of the qualification of the Securities for sale in any jurisdiction or the initiation or threatening of any proceeding for that purpose;

               (v) of the happening of any event that requires the Company to make changes in the Registration Statement or the prospectus in order that the Registration Statement or the prospectus does not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading; and

               (vi) of any determination by the Company that a post-effective amendment to a Registration Statement would be appropriate.

          (c) The Company shall make every reasonable effort to prevent the issuance, and if issued to obtain the withdrawal at the earliest possible time, of any order suspending the effectiveness of the Registration Statement and shall provide prompt written notice to the Initial Purchasers and each Holder of the withdrawal of any such order.

          (d) The Company shall furnish to each Holder of Securities included in the Shelf Registration, without charge, at least one conformed copy of the Shelf Registration Statement and any post-effective amendment thereto, including financial statements and schedules (without documents incorporated therein by reference or exhibits thereto, unless a Holder so requests in writing).

          (e) The Company shall deliver to the Initial Purchasers, and to any other Holder that so requests, without charge, at least one conformed copy of the Exchange Offer Registration Statement and any post-effective amendment thereto, including financial statements and schedules (without documents incorporated therein by reference or exhibits thereto, unless any such Holder or the Initial Purchasers so request in writing).

          (f) The Company shall deliver to each Holder of Securities included in the Shelf Registration, without charge, as many copies of the prospectus (including each preliminary prospectus) included in the Shelf Registration Statement and any amendment or supplement thereto as that Holder may reasonably request during the Shelf Registration Period. The Company consents, subject to the provisions of this Agreement, to the use of the prospectus or any amendment or supplement thereto by each of the selling Holders of the Securities in connection with the offering and sale of the Securities covered by, and as contemplated by, the prospectus, or any amendment or supplement thereto, included in the Shelf Registration Statement.

          (g) The Company shall deliver to each Initial Purchaser, any Participating Broker-Dealer and any Exchanging Dealer, without charge, as many copies of the final prospectus included in the Exchange Offer
     Registration Statement and any amendment or supplement thereto as that person or entity may reasonably request. The Company consents, subject to the provisions of this Agreement, to the use of the prospectus or any amendment or supplement thereto by the Initial Purchasers, if necessary, any Participating Broker-Dealer and any Exchanging Dealer and such other persons as may be required to deliver a prospectus following the Registered Exchange Offer in connection with the offering and sale of the Exchange Notes covered by the prospectus, or any amendment or supplement thereto, included in the Exchange Offer Registration Statement, but no such person or entity is authorized by the Company to deliver and no such person or entity shall deliver any such prospectus more than 270 days following the consummation of the Registered Exchange Offer, in connection with any resale contemplated by this paragraph.

          (h) Prior to any public offering of Securities pursuant to any Registration Statement, the Company shall use all reasonable efforts to register or qualify or cooperate with the Holders of the Securities included therein and their respective counsel in connection with the registration or qualification of the Securities for offer and sale under the securities or Blue Sky laws of such states of the United States as any Holder of the Securities reasonably requests in writing and shall do any and all other acts or things necessary or advisable to enable that Holder to offer and sell in such jurisdictions the Securities covered by that Registration Statement owned by that Holder, but the Company is not required to (i) qualify generally or as a foreign corporation to do business in any jurisdiction where it is not then so qualified or (ii) take any action which would subject it to general service of process or to taxation in any jurisdiction where it is not then so subject.

          (i) The Company shall cooperate with the Holders of the Securities to facilitate the timely preparation and delivery of certificates representing the Securities to be sold pursuant to any Shelf Registration Statement free of any restrictive legend and in such denominations (consistent with the provisions of the Indenture and as described in the prospectus) and registered in such names as the Holders may request at least two business days prior to closing of any sale of the Securities pursuant to such Shelf Registration Statement.

          (j) If any event  contemplated  by  paragraphs  (ii)  through  (vi) of
     Section 3(b) above occurs during the period in which the Company is required to maintain an effective Registration Statement, the Company shall promptly prepare and file a post-effective amendment to the Registration Statement or a supplement to the related prospectus and any other required document so that, as thereafter delivered to Holders of the Notes or purchasers of Securities, the prospectus will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. If the Company notifies the Initial Purchasers, the Holders of the Securities and any known Participating Broker-Dealer in accordance with paragraphs (ii) through (vi) of Section 3(b) above to suspend the use of the prospectus until any requisite changes to the prospectus have been made, then the Initial Purchasers, the Holders of the Securities and any such Participating Broker-Dealer shall suspend use of that prospectus until the Company has amended or supplemented the prospectus to correct any misstatement or omission, and the period of effectiveness of the Shelf Registration Statement provided for in Section 2(b) above shall be extended by the number of days from and including the date of the giving of that notice to and including the date when the Initial Purchasers, the Holders of the Securities and any known Participating Broker-Dealer shall have received that amended or supplemented prospectus pursuant to this Section 3(j). Each Initial Purchaser, Holder and Participating Broker-Dealer agrees that on receipt of any such notice from the Company it will not distribute copies of the prospectus that are the subject of that notice and will retain those copies in its files.

          (k) Not later than the effective date of the applicable Registration Statement, the Company will obtain a CUSIP number for the Transfer Restricted Notes or the Exchange Notes, as the case may be, and provide the Trustee with printed certificates for the Notes or the Exchange Notes, as the case may be, in a form eligible for deposit with The Depository Trust Company.

          (l) The Company will comply with all rules and regulations of the SEC to the extent and so long as they are applicable to the Registered Exchange Offer or the Shelf Registration and will make generally available to its security holders (or otherwise provide in accordance with Section 11(a) of the Securities Act) an earnings statement satisfying the provisions of
     Section 11(a) of the Securities Act, no later than 45 days after the end of the 12-month period (or 90 days, if that period is a fiscal year) that begins with the first month of the Company's first fiscal quarter commencing after the effective date of the Registration Statement, which statement will cover that 12-month period.

          (m) The Company shall cause the Indenture to be qualified under the Trust Indenture Act of 1939, as amended, in a timely manner and to contain any changes that are necessary for that qualification. If that qualification would require the appointment of a new trustee under the Indenture, the Company shall appoint a new trustee thereunder pursuant to the applicable provisions thereof.

          (n) The Company will require each Holder of Securities to be sold pursuant to any Shelf Registration Statement to furnish to the Company such information regarding that Holder and the distribution of the Securities as the Company may from time to time reasonably request for inclusion in the Shelf Registration Statement, and to provide comments on the Shelf Registration Statement, and the Company may exclude from that registration the Securities of any Holder that unreasonably fails to furnish that information and those comments within a reasonable time after receiving that request.

          (o) In the case of any Shelf Registration, the Company shall enter into such customary agreements (including, if requested, an underwriting agreement in customary form) and take all such other action, if any, as the Holders of a majority of the Securities being sold shall reasonably request in order to facilitate the disposition of the Securities pursuant to that Shelf Registration; provided that the Company shall have no obligation to pay fees and expenses of counsel to the underwriters and underwriting discounts and commissions and transfer taxes, if any, relating to the sale or disposition of Securities by a Holder.

          (p) In the case of any Shelf Registration, the Company shall make available for inspection by a single representative of the Holders of Securities being sold, one firm of legal counsel and an accountant or a single accounting firm retained by those Holders, in a manner designed to permit underwriters to satisfy their due diligence investigation under the Securities Act, all financial and other records, pertinent corporate documents and properties of the Company customarily inspected by underwriters in primary underwritten offerings and shall cause the officers, directors and employees of the Company and its subsidiaries to supply all information reasonably requested by, and customarily supplied in connection with primary underwritten offerings to, any such representative, attorney or accountant in connection with that registration, but any records, information or documents that are designated by the Company as confidential at the time of delivery thereof shall be kept confidential by those persons, unless (i) those records, information or documents are in the public domain or otherwise publicly available, (ii) disclosure of those records, information or documents is required by a court or administrative order or (iii) disclosure of those records, information or documents, in the written opinion of counsel to those persons, is otherwise required by law (including, without limitation, pursuant to the Securities Act).

          (q) In the case of any Shelf Registration, the Company, if requested by any Holder of Securities covered thereby, shall: (i) cause its counsel to deliver an opinion and updates thereof relating to the Securities in customary form addressed to the selling Holder and the managing underwriters, if any, covering matters customarily covered in opinions requested in underwritten offerings; (ii) cause its officers to execute and deliver such documents and certificates and updates thereof as may be reasonably requested by any underwriter of the Securities, and which are customarily delivered in underwritten offerings, to evidence the continued validity of the representations and warranties of the Company made pursuant to, and to evidence compliance with any customary conditions contained in, an underwriting agreement and to provide indemnification and contribution on terms no less favorable than those set forth in Section 5 hereof with respect to all parties to be indemnified (including, without limitation, selling Holders and underwriters); and (iii) cause its independent public accountants to provide to the selling Holders of the Securities (and any underwriter therefor) a comfort letter in customary form and covering matters of the type customarily covered in comfort letters in connection with primary underwritten offerings, subject to receipt of appropriate documentation as contemplated, and only if permitted, by Statement of Auditing Standards No. 72.

          (r) (i) Upon consummation of a Registered Exchange Offer, the Company shall, if requested by the Trustee, obtain an opinion of counsel to the
     Company   addressed   to  the  Trustee  for  the  benefit  of  all  Holders
     participating in the Registered Exchange Offer and which includes an opinion that (A) the Company has duly authorized, executed and delivered the Exchange Notes and (B) each of the Exchange Notes constitutes a legal, valid and binding obligation of the Company, enforceable in accordance with its terms (with customary exceptions); and

               (ii) In the case of any Exchange Offer Registration Statement, the Company shall deliver to the Initial Purchasers or to another representative of the Participating Broker-Dealers, if requested by any such Initial Purchasers or such other representative of the Participating Broker-Dealers, on behalf of the Participating Broker-Dealers, upon consummation of the Exchange Offer (A) an opinion of counsel in form and substance reasonably satisfactory to the Initial Purchasers or such other representative of the Participating Broker-Dealers, covering matters customarily covered in opinions requested in connection with Exchange Offer Registration Statements and such other matters as may be reasonably requested, (B) an officer's certificate containing certifications and updates thereof substantially similar to those set forth in certificates delivered pursuant to Section 7 of the Note Purchase Agreement and such additional certifications as are customarily delivered in primary underwritten offerings, and (C) a comfort letter, in customary form and covering matters of the type customarily covered in comfort letters in connection with primary underwritten offerings, subject to receipt of appropriate documentation as contemplated, and only if permitted, by Statement on Auditing Standards No. 72.

          (s) If a Registered Exchange Offer is to be consummated, upon delivery of the Notes by Holders to the Company (or to any other Person designated by the Company) in exchange for the Exchange Notes, the Company shall mark, or caused to be marked, on the Notes so exchanged that those Notes are being canceled in exchange for the Exchange Notes, and in no event shall the Notes be marked as paid or otherwise satisfied.

          (t) If any broker-dealer registered under the Exchange Act underwrites any Securities or participates as a member of an underwriting syndicate or selling group or "assists in the distribution" (within the meaning of the Conduct Rules of the National Association of Securities Dealers, Inc. ("NASD")) thereof, whether as a Holder of those Securities or as an underwriter, a placement or sales agent or a broker or dealer in respect thereof, or otherwise, the Company shall assist such broker-dealer in complying with the requirements of those Rules and By-Laws, including by
     (i) if those Rules, including Rule 2720, shall so require, engaging a "qualified independent underwriter" (as defined in Rule 2720) to participate in the preparation of the Registration Statement relating to those Securities, to exercise usual standards of due diligence in respect thereto and, if any portion of the offering contemplated by that Registration Statement is an underwritten offering or is made through a placement or sales agent, to recommend the yield of such Securities, (ii) indemnifying any such qualified independent underwriter to the extent of the indemnification of underwriters provided in Section 5 hereof, and

     (iii) providing such information to that broker-dealer as may be required in order for that broker-dealer to comply with the requirements of the Conduct Rules of the NASD.

          (u) The Company will be deemed not to have used its best efforts to cause the Exchange Offer Registration Statement or a required Shelf Registration, as the case may be, to become, or to remain, effective at the requisite date or during the requisite period if the Company voluntarily takes any action that would result in such Registration Statement not being declared effective or in the Holders not being able to exchange or offer and sell their securities during that period, unless such action by the Company is required by law.

     Section 4. Registration Expenses. The Company shall pay all fees and expenses incident to the performance of or compliance with this Agreement by the Company including, without limitation: (a) all SEC, stock exchange or NASD registration and filing fees; (b) all fees and expenses incurred in connection with compliance with state securities or Blue Sky laws (including reasonable fees and disbursements of Pillsbury Winthrop LLP as counsel for any underwriters or Holders in connection with Blue Sky qualification of any of the Securities);
(c) all out of pocket expenses of any persons retained by the Company in connection with preparing or assisting in preparing, word processing, printing and distributing any Registration Statement, any prospectus, any amendment or supplement to either thereof, any underwriting agreement, securities sales agreement or other document relating to the performance of and compliance with this Agreement; (d) all rating agency fees; (e) the fees and disbursements of counsel for the Company and, in the event of a Shelf Registration, the reasonable fees and disbursements of Pillsbury Winthrop LLP as counsel for the Holders and of the independent public accountants of the Company, including the expense of any special audit or "cold comfort" letter required by or incident to that performance and compliance, but excluding fees and expenses of counsel to the underwriters and underwriting discounts and commissions and transfer taxes, if any, relating to the sale or disposition of Securities by a Holder and; (f) the fees and expenses of the Trustee, and any paying agent, exchange agent or custodian.

     Section 5. Indemnification. (a) The Company agrees to indemnify and hold harmless each Holder of Securities, any Participating Broker-Dealer, and each person, if any, who controls that Holder or Participating Broker-Dealer within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act, or is under common control with, or is controlled by, that Holder or Participating Broker-Dealer, from and against any and all losses, claims, damages, liabilities or expenses, as and when incurred, (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in a Registration Statement or the related prospectus (as amended or supplemented if the Company shall have furnished any amendment or supplement thereto), or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages or liabilities are caused by any such untrue statement or omission or alleged untrue statement or omission based on information relating to that Holder or Participating Broker-Dealer furnished to the Company in writing by that Holder or Participating Broker-Dealer expressly for use therein, but the foregoing indemnity in respect of any prospectus will not inure to the benefit of any Holder or Participating Broker-Dealer from whom the person asserting any such losses, claims, damages or liabilities purchased Securities, or any person controlling or affiliated with that Holder or Participating Broker-Dealer, if a copy of an amendment or supplement to the prospectus (furnished by the Company on a timely basis) was not sent or given by or on behalf of that Holder or Participating Broker-Dealer to that person, if required by law so to have been delivered, at or prior to the written confirmation of the sale of the Securities to that person, and if such amendment or supplement would have cured the defect giving rise to that loss, claim, damage or liability.

     (b) Each Participating Broker-Dealer and Holder of Securities, severally and not jointly, agrees to indemnify and hold harmless the Company, other selling Holders and Participating Broker-Dealers, directors of the Company, the officers of the Company who sign a Registration Statement and each person, if any, who controls the Company or any selling Holder or Participating Broker-Dealer, within the meaning of either Section 15 of the Securities Act or
Section 20 of the Exchange Act, to the same extent as the foregoing indemnity from the Company to that Holder or Participating Broker-Dealer, but only with reference to information relating to that Holder or Participating Broker-Dealer furnished to the Company in writing by that Holder or Participating Broker-Dealer expressly for use in a Registration Statement, any preliminary prospectus, prospectus or any amendment or supplement to any thereof.

     (c) If any proceeding (including any governmental investigation) is instituted involving any person in respect of which indemnity may be sought pursuant to either paragraph (a) or (b) above, that person (the "indemnified party") shall promptly notify the person against whom that indemnity may be sought (the "indemnifying party") in writing and the indemnifying party, upon request of the indemnified party, shall retain counsel reasonably satisfactory to the indemnified party to represent the indemnified party and any others the indemnifying party may designate in that proceeding and shall pay the fees and expenses of that counsel related to that proceeding; but the omission so to notify the indemnifying party shall not relieve the indemnifying party from any liability which it may have to any indemnified party on account of this indemnity (except to the extent that the indemnifying party is materially prejudiced by such failure) or otherwise. In any such proceeding, any indemnified party may retain its own counsel, but the fees and expenses of that counsel will be at the expense of that indemnified party unless (i) the indemnifying party and the indemnified party shall have mutually agreed to the retention of that counsel, (ii) the indemnifying party does not assume the defense of such proceeding in a timely manner or (iii) the named parties to any such proceeding (including any impleaded parties) include both the indemnifying party and the indemnified party and the indemnified party reasonably objects to such assumption on the ground that there may be legal defenses available to it that are different from or in addition to those available to the indemnifying party or another indemnifying party. It is understood that the indemnifying party shall not, in respect of the legal expenses of any indemnified party in connection with any proceeding or related proceedings in the same jurisdiction, be liable for the fees and expenses of more than one separate firm (in addition to any local counsel) for all such indemnified parties and that all such fees and expenses shall be reimbursed as they are incurred. If an indemnified party includes (x) the Initial Purchasers or such controlling persons of the Initial Purchasers, that firm will be designated in writing by Lehman Brothers Inc.; or
(y) Holders of Securities (other than the Initial Purchasers) or controlling persons of those Holders, that firm will be designated in writing by the Holders of a majority in aggregate principal amount of those Securities. In all other cases, the Company will designate that firm. The indemnifying party will not be liable for any settlement of any proceeding effected without its written consent, but if settled with that consent or if there be a final judgment for the plaintiff, the indemnifying party agrees to indemnify the indemnified party from and against any loss or liability by reason of that settlement or judgment. Notwithstanding the foregoing sentence, if at any time an indemnified party has requested an indemnifying party to reimburse the indemnified party for fees and expenses of counsel as contemplated by the second and third sentences of this paragraph, the indemnifying party agrees that it will be liable for any settlement of any proceeding effected without its written consent if (i) that settlement is entered into more than 45 days after receipt by the indemnifying party of the aforesaid request and (ii) the indemnifying party shall not have reimbursed the indemnified party in accordance with that request prior to the date of that settlement. No indemnifying party may, without the prior written consent of the indemnified party, effect any settlement or compromise of, or consent to the entry of a judgment with respect to, any pending or threatened proceeding in respect of which indemnity could have been sought hereunder by that indemnified party, unless that settlement, compromise or judgment (i) includes an unconditional release of that indemnified party from all liability on claims that are the subject matter of that proceeding and (ii) does not include a statement as to, or an admission of, fault, culpability or a failure to act, by or on behalf of any indemnified party.

     (d) To the extent the indemnification provided for in paragraph (a) or (b) of this Section 5 is unavailable to an indemnified party or insufficient in respect of any losses, claims, damages, liabilities or expenses referred to therein, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities or expenses (or actions in respect thereof) in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and each Participating Broker-Dealer and Holder on the other from the offering of the Notes. If, however, the allocation provided by the immediately preceding sentence is not permitted by applicable law, then each indemnifying party shall contribute to such amount paid or payable by such indemnified party in such proportion as is appropriate to reflect not only such relative benefits but also the relative fault of the Company on the one hand and each Participating Broker-Dealer and Holder on the other in connection with the statements or omissions which resulted in such losses, claims, damages, liabilities or expenses (or actions in respect thereof), as well as any other relevant equitable considerations. The relative benefits received by the Company on the one hand and each Participating Broker-Dealer and Holder on the other shall be deemed to be in the same proportion as the total net proceeds from the offering (before deducting expenses) received by the Company and the total fees received by each Participating Broker-Dealer and Holder in connection with the offering of the Notes bear to the total price of the Notes as set forth on the cover page of the Offering Circular. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company on the one hand or each Participating Broker-Dealer and Holder on the other and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The Holders' and Participating Broker-Dealers' respective obligations to contribute pursuant to this Section 5 are several in proportion to the respective amount of Notes they have purchased, not joint.

     (e) The Company, each Participating Broker-Dealer and each Holder agree that it would not be just or equitable if contribution pursuant to this Section 5 were determined by pro rata allocation or by any other method of allocation that does not take account of the equitable considerations referred to in subsection (d) of this Section 5. The amount paid or payable by an indemnified party as a result of the losses, claims, damages and liabilities referred to in subsection (d) above is deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by that indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this
Section 5, no Holder of Securities is required to contribute any amount in excess of the amount by which the total price at which the Securities sold by that Holder pursuant to a Registration Statement were sold exceeds the amount of any damages that Holder has otherwise been required to pay by reason of that untrue or alleged untrue statement or omission or alleged omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) is entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

     (f) The indemnity and contribution provisions contained in this Section 5 will remain operative and in full force and effect regardless of (i) any termination of this Agreement, (ii) any investigation made by or on behalf of any Holder or Participating Broker-Dealer or any person controlling that Holder or Participating Broker-Dealer or by or on behalf of the Company, their respective officers or directors or any person controlling the Company, and
(iii) the sale of the Securities. The remedies provided for in this Section 5 are not exclusive and do not limit any rights or remedies that may otherwise be available to any indemnified party at law or in equity.

     Section 6. Additional Interest Under Certain Circumstances. (a) Additional interest (the "Additional Interest") with respect to the Securities will be assessed as follows if any of the following events occurs (each event identified in clause (i), (ii), (iii), (iv) or (v) below, an "Additional Interest Event"):

          (i) If the Exchange Offer Registration Period is not closed and all Transfer Restricted Notes properly tendered to the Company have not been exchanged for Exchange Notes on or prior to 270 days after the original issue date of the Notes; or

          (ii) If, after the Exchange Offer Registration Statement is declared effective, such Exchange Offer Registration Statement thereafter ceases to be effective at any time during the required period specified within this Agreement; or

          (iii)If the Company ceases to maintain its status as a reporting company under the Exchange Act whether or not the SEC rules and regulations require the Company to maintain that status (unless the SEC will not accept the filing of the applicable reports); or

          (iv) Whether or not the Registered Exchange Offer is consummated, any required Shelf Registration Statement is not filed as promptly as practicable, and in any event within 45 days, following the event giving rise to the requirement to file a Shelf Registration Statement in accordance with this Agreement; or

          (v) If, after any Shelf Registration  Statement is declared effective,
     (A) such Shelf Registration Statement thereafter ceases to be effective during the Shelf Registration Period; or (B) such Shelf Registration Statement or the related prospectus ceases to be usable in connection with resales of Transfer Restricted Notes during the

     Shelf Registration Period (except as permitted in paragraph (b) of this Section 6) because either (1) any event occurs as a result of which the related prospectus forming part of such Shelf Registration Statement would include any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made not misleading, or (2) it shall be necessary to amend such Shelf Registration Statement, or supplement the related prospectus, to comply with the Securities Act or the Exchange Act or the respective rules thereunder.

          Additional Interest shall accrue on the Transfer Restricted Notes over and above the interest set forth in the title of the Notes from and including the date on which any such Additional Interest Event shall occur to, but excluding, the date on which all such Additional Interest Events have been cured or terminated, at a rate of 0.50% per annum and such Additional Interest shall be payable in accordance with Section 6(c). In the event that more than one of the aforementioned Additional Interest Events occurs at the same time, the maximum increase in the interest rate applicable to the Notes shall be 0.50% per annum.

          (b) An Additional Interest Event referred to in Section 6(a)(v) is deemed not to be continuing in relation to a Shelf Registration Statement or the related prospectus if (i) that Additional Interest Event has occurred solely as a result of (x) the filing of a post-effective amendment to such Shelf Registration Statement to incorporate annual audited financial information with respect to the Company, when such post-effective amendment is not yet effective and needs to be declared effective to permit Holders to use the related prospectus or (y) the occurrence of other material events or developments with respect to the Company or its Affiliates that would need to be described in such Shelf Registration Statement or the related prospectus, and (ii) in the case of clause (y), the Company is proceeding promptly and in good faith to amend or supplement such Shelf Registration Statement and related prospectus to describe those events or, in the case of material developments that the Company determines in good faith must remain confidential for business reasons, the Company is proceeding promptly and in good faith to take such steps as are necessary so that those developments need no longer remain confidential, but in any case, if any Additional Interest Event (including any referred to in clause
     (x) or (y), above) continues for a period in excess of 45 days, Additional Interest will be payable in accordance with the above paragraph from the day following the last day of that 45-day period until the date on which that Additional Interest Event is cured.

          (c) Any Additional Interest payable will be payable on the regular interest payment dates with respect to the Notes, in the same manner as the manner in which regular interest is payable. The amount of Additional Interest for any period will be determined by multiplying the applicable Additional Interest rate by the principal amount of the Notes, multiplied by a fraction, the numerator of which is the number of days that Additional Interest rate was applicable during that period (determined on the basis of a 360-day year comprised of twelve 30-day months), and the denominator of which is 360.

          (d) "Transfer Restricted Note" means each Note until: (i) the date on which that Note has been exchanged by a person other than a broker-dealer for a freely transferable Exchange Note in the Registered Exchange Offer;
     (ii) following the exchange by a broker-dealer in the Registered Exchange Offer of a Transfer Restricted Note for an Exchange Note, the date on which that Exchange Note is sold to a purchaser who receives from that broker-dealer on or prior to the date of that sale a copy of the prospectus constituting part of the Exchange Offer Registration Statement; (iii) the date on which that Note has been effectively registered under the Securities Act and disposed of in accordance with the Shelf Registration Statement; or (iv) the date on which that Note is distributed to the public pursuant to Rule 144 under the Securities Act or becomes freely tradeable pursuant to Rule 144(k) under the Securities Act.

     Section 7. Rules 144 and 144A. The Company shall use its best efforts to file the reports required to be filed by it under the Securities Act and the Exchange Act in a timely manner. If at any time the Company is not required to file those reports, it will, upon the request of any Holder of Transfer Restricted Notes, make publicly available other information so long as is necessary to permit sales of Securities pursuant to Rules 144 and 144A and otherwise as required by the Indenture. The Company covenants that it will take such further action as any Holder of Transfer Restricted Notes may reasonably request, all to the extent required from time to time to enable that Holder to sell Transfer Restricted Notes without registration under the Securities Act within the limitation of the exemptions provided by Rules 144 and 144A (including the requirements of Rule 144A(d)(4)). Upon request by an Initial
Purchaser, the Company will provide a copy of this Agreement to prospective purchasers of Notes identified in writing to the Company by that Initial
Purchaser. Upon the request of any Holder of Transfer Restricted Notes, the Company shall deliver to that Holder a written statement as to whether it has complied with those requirements. Notwithstanding the foregoing, nothing in this
Section 7 requires the Company to register any of its securities under the Exchange Act.

     Section 8. Underwritten Registrations. If any of the Transfer Restricted Notes covered by any Shelf Registration are to be sold in an underwritten offering, the investment banker or investment bankers and manager or managers that will administer the offering ("Managing Underwriters") will be selected by the Holders of a majority in aggregate principal amount of the Transfer Restricted Notes included in that offering, but the Managing Underwriters must be reasonably satisfactory to the Company.

     No person may participate in any underwritten registration hereunder unless that person (a) agrees to sell that person's Transfer Restricted Notes on the basis reasonably provided in any underwriting arrangements approved by the persons entitled hereunder to approve those arrangements, and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of those underwriting arrangements.

     Section 9. Miscellaneous.(a) Amendments and Waivers. The provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, except by the Company and the written consent of the Holders of a majority in principal amount of the Securities affected thereby; provided that no amendment, modification or supplement with respect to Section 6 hereof shall be effective as against any Holder unless such amendment, modification or supplement either (i) shall have no adverse effect on the Holder or (ii) such Holder shall have consented to such amendment, modification or supplement.

          (b)  Notices.  All  statements,   requests,   notices  and  agreements
     hereunder shall be made in writing, and:

               (i) if to the Initial Purchasers, shall be delivered or sent by mail, telex or facsimile transmission to Lehman Brothers Inc., 745 7th Avenue, New York, New York 10019, Attention: Debt Capital Markets,
          Power Group (Fax: (212) 526-0943), with a copy to Pillsbury Winthrop LLP, One Battery Park Plaza, New York, New York 10004-1490, Attention:
          David P. Falck, Esq. (Fax: 212-858-1500); and (ii) if to the Company, shall be delivered or sent by mail, telex or facsimile transmission to Ameren Energy Generating Company, One Ameren Plaza, 1901 Chouteau Avenue, P.O. Box 66149, MC 1300, St. Louis, Missouri 63166-6149,
          Attention: General Counsel (Fax: 314-554-4014), with a copy to Jones, Day, Reavis & Pogue, 77 W. Wacker Drive, Chicago, Illinois 60601,
          Attention: William J. Harmon. (Fax: 312-782-8585).

All such notices and communications will be deemed to have been duly given: (A) at the time delivered by hand, if personally delivered; (B) three business days after being deposited in the mail, postage prepaid, if mailed; (C) when receipt is acknowledged by the recipient's facsimile machine operator, if sent by facsimile transmission; or (D) on the day delivered, if sent by overnight air courier guaranteeing next day delivery.

          (c) No Inconsistent Agreements. The Company has not, as of the date hereof, entered into, nor will it, on or after the date hereof, enter into, any agreement with respect to the Securities that is inconsistent with the rights granted to the Holders herein or that otherwise conflicts with this Agreement.

          (d) Successors and Assigns. This Agreement is binding on the Company and its successors and assigns.

          (e) Counterparts. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed will constitute an original and all of which taken together will constitute one and the same agreement.

          (f) Governing Law. This Agreement is governed by, and is to be construed in accordance with, the laws of the State of New York without regard to principles of conflicts of law.

          (g) Severability. If any one or more of the provisions contained herein, or the application thereof in any circumstance, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions contained herein is not affected or impaired thereby.

          (h) Securities Held by the Company. Whenever the consent or approval of Holders of a specified percentage of principal amount of Securities is required hereunder, Securities held by the Company or its affiliates will not be counted in determining whether that consent or approval was given by the Holders of that required percentage.

          (i) Specific Performance. Without limiting the remedies available to the Holders, the Company acknowledges that any failure by it to comply with their obligations under Section 1 or Section 2 hereof may result in material irreparable injury to the Holder for which there is no adequate remedy at law, that it would not be possible to measure damages for such failure precisely and that, in the event of any such failure, any Holder may obtain such relief as is necessary to enforce specifically the obligations of the Company.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     If the foregoing is in accordance with your understanding of our agreement, please sign and return to the Company a counterpart hereof, whereupon this instrument, along with all counterparts, will become a binding agreement between the Initial Purchasers and the Company in accordance with its terms.

                                         Very truly yours,

                                         AMEREN ENERGY GENERATING COMPANY



                                      By:       /s/ Jerre E. Birdsong
                                         ---------------------------------
                                         Name:      Jerre E. Birdsong
                                         Title:     Vice President and Treasurer

Accepted as of the date hereof

Lehman Brothers Inc.
Banc One Capital Markets, Inc.
BNY Capital Markets, Inc.
Credit Suisse First Boston Corporation
Westdeutsche Landesbank Girozentrale, London Branch


By:  LEHMAN BROTHERS INC.


By:      /s/ John Veech
   ---------------------------------
   Name:     John Veech
   Title:    Managing Director

                                                                         ANNEX A

     Each broker-dealer that receives Exchange Notes for its own account pursuant to the Exchange Offer must acknowledge that it will deliver a prospectus in connection with any resale of such Exchange Notes. The Letter of Transmittal states that by so acknowledging and by delivering a prospectus, a broker-dealer will not be deemed to admit that it is an "underwriter" within the meaning of the Securities Act. This Prospectus, as it may be amended or supplemented from time to time, may be used by a broker-dealer in connection with resales of Exchange Notes received in exchange for Existing Notes where such Existing Notes were acquired by such broker-dealer as a result of market-making activities or other trading activities. The Company has agreed that, for a period of 270 days after the consummation of the Exchange Offer, it will make this Prospectus available to any broker-dealer for use in connection with any such resale. See "Plan of Distribution".

                                                                         ANNEX B

     Each broker-dealer that receives Exchange Notes for its own account in exchange for Existing Notes, that were acquired by that broker-dealer as a result of market-making activities or other trading activities, must acknowledge that it will deliver a prospectus in connection with any resale of those Exchange Notes. See "Plan of Distribution."

                                                                         ANNEX C

     Each broker-dealer that receives Exchange Notes for its own account pursuant to the Exchange Offer must acknowledge that it will deliver a prospectus in connection with any resale of those Exchange Notes. This Prospectus, as it may be amended or supplemented from time to time, may be used by a broker-dealer in connection with resales of Exchange Notes received in exchange for Notes when those Notes were acquired as a result of market making activities or other trading activities. The Company has agreed that, for a period of 270 days after the consummation of the Exchange Offer, it will make this prospectus, as amended or supplemented, available to any broker-dealer for use in connection with any such resale. In addition, until _____________, all dealers effecting transactions in the Exchange Notes may be required to deliver a prospectus.<F1>

     The Company will not receive any proceeds from any sale of Exchange Notes by broker-dealers. Exchange Notes received by any broker-dealer for its own account pursuant to the Exchange Offer may be sold from time to time in one or more transactions in the over-the-counter market, in negotiated transactions, through the writing of options on the Exchange Notes or a combination of those methods of resale, at market prices prevailing at the time of resale or at prices related to those prevailing market prices or negotiated prices. Any such resale may be made directly to purchasers or to or through brokers or dealers who may receive compensation in the form of commissions or concessions from any such broker-dealer or the purchasers of any such Exchange Notes. Any broker-dealer that resells Exchange Notes that were received by it for its own account pursuant to the Exchange Offer and any broker or dealer that participates in a distribution of those Exchange Notes may be deemed to be an "underwriter" within the meaning of the Securities Act and any profit on any such resale of Exchange Notes and any commission or concessions received by any such person may be deemed to be underwriting compensation under the Securities Act. The Letter of Transmittal states that, by acknowledging that it will deliver and by delivering a prospectus, a broker-dealer will not be deemed to admit that it is an "underwriter" within the meaning of the Securities Act.

     For a period of 270 days after the Expiration Date the Company will promptly send additional copies of this Prospectus, and any amendment or supplement to this Prospectus, to any broker-dealer that requests those documents in the Letter of Transmittal. The Company has agreed to pay all expenses incident to the Exchange Offer other than commissions or concessions of any broker or dealer and transfer taxes, if any, and will indemnify the Holders of the Securities (including any broker-dealer) against certain liabilities, including liabilities under the Securities Act.



------------------------
<F1> In addition, the legend required by Item 502(b) of Regulation S-K will appear on the back cover page of the Exchange Offer prospectus.

                                                                         ANNEX D

      ----- CHECK HERE IF YOU ARE A BROKER-DEALER AND WISH TO RECEIVE 10 ADDITIONAL COPIES OF THE PROSPECTUS AND 10 COPIES OF ANY AMENDMENT OR SUPPLEMENT THERETO.

              Name:
              Address:



If the undersigned is not a broker-dealer, the undersigned represents that it is not engaged in, and does not intend to engage in, a distribution of Exchange Notes. If the undersigned is a broker-dealer that will receive Exchange Notes for its own account in exchange for Notes that were acquired as a result of market-making activities or other trading activities, it acknowledges that it will deliver a prospectus in connection with any resale of such Exchange Notes; however, by so acknowledging and by delivering a prospectus, the undersigned will not be deemed to admit that it is an "underwriter" within the meaning of the Securities Act.

                                                                    Exhibit 99.1





                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Daniel F. Cole, chief executive officer of Ameren Energy Generating Company, hereby certify that to the best of my knowledge, the accompanying Report of Ameren Energy Generating Company on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Ameren Energy Generating Company.




                                             /s/ Daniel F. Cole
                                        --------------------------------
                                                 Daniel F. Cole
                                             Chief Executive Officer


Date:  August 14, 2002

                                                                    Exhibit 99.2





                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Warner L. Baxter, chief financial officer of Ameren Energy Generating Company, hereby certify that to the best of my knowledge, the accompanying Report of Ameren Energy Generating Company on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Ameren Energy Generating Company.



                                           /s/  Warner L. Baxter
                                        ------------------------------
                                                Warner L. Baxter
                                            Chief Financial Officer


Date:  August 14, 2002