Form 10-Q
period 2002-09-30
AMERENENERGY GENERATING CO
filed 2002-11-14
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended September 30, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From                       to

                        Commission file number 333-56594

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


                         Registrant's telephone number,
                       including area code: (314) 621-3222


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes      X    .      No          .
                              ---------         ----------


     Shares outstanding of AmerenEnergy Generating Company's common stock as of November 12, 2002: Common Stock, no par value, held by AmerenEnergy Development Company (parent company of registrant) - 2,000

                        AMEREN ENERGY GENERATING COMPANY

                                      INDEX


                                                                                                                          Page

PART I.            Financial Information
      ITEM 1.      Financial Statements (Unaudited)
                   Balance Sheet at September 30, 2002 and December 31, 2001......................................         2
                   Statement of Income for the three and nine months ended September 30, 2002 and 2001............         3
                   Statement of Cash Flows for the nine months ended September 30, 2002 and 2001..................         4
                   Statement of Common Stockholder's Equity for the three and nine months ended
                   September 30, 2002 and 2001....................................................................         5
                   Notes to Financial Statements..................................................................         6

      ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........        14

      ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................        21

      ITEM 4.      Controls and Procedures........................................................................        23

PART II.           Other Information

      ITEM 5.      Other Information..............................................................................        25

      ITEM 6.      Exhibits and Reports on Form 8-K...............................................................        25

SIGNATURE.........................................................................................................        25

CERTIFICATIONS....................................................................................................        26


     This Form 10-Q contains "forward-looking  statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Safe Harbor Statement." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        AMEREN ENERGY GENERATING COMPANY
                                  BALANCE SHEET
                     (Unaudited, in millions, except shares)

                                                                      September 30,              December 31,
                                                                           2002                      2001
                                                                      ---------------            -------------
ASSETS:
Property and plant, at original cost:
   Electric                                                             $  2,295                   $  2,141
   Less accumulated depreciation and amortization                            731                        689
                                                                      ---------------            -------------
                                                                           1,564                      1,452
Construction work in progress                                                 27                         60
                                                                      ---------------            -------------
         Total property and plant, net                                     1,591                      1,512
                                                                      ---------------            -------------
Current assets:
   Cash and cash equivalents                                                   3                          2
   Accounts receivable                                                         9                          8
   Accounts receivable - intercompany                                         77                        121
   Notes receivable - intercompany                                            32                          -
   Materials and supplies, at average cost -
      Fossil fuel                                                             31                         40
      Other                                                                   26                         20
   Other                                                                       7                          2
                                                                      ---------------           ---------------
         Total current assets                                                185                        193
                                                                      ---------------           ---------------
Deferred income taxes, net                                                     -                         38
Other                                                                         27                         13
                                                                      ---------------           ----------------
Total Assets                                                            $  1,803                   $  1,756
                                                                      ===============           ================

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 10,000 shares authorized -
     2,000 shares outstanding                                           $      -                   $      -
   Other paid-in capital                                                     150                        150
   Retained earnings                                                         139                        120
   Accumulated other comprehensive income                                      4                          4
                                                                      ----------------          -----------------
         Total common stockholder's equity                                   293                        274
                                                                      ----------------          -----------------
  Subordinated notes payable - intercompany                                  412                        461
  Long-term debt                                                             698                        424
                                                                      ----------------          -----------------
         Total capitalization                                              1,403                      1,159
                                                                      ----------------          -----------------
Current liabilities:
   Current portion of subordinated notes payable - intercompany               50                         47
   Accounts and wages payable                                                 30                         63
   Accounts and wages payable - intercompany                                  89                        181
   Notes payable - intercompany                                                -                         62
   Current portion of income taxes payable - intercompany                     13                         18
   Income taxes payable                                                        -                         12
   Interest payable                                                           21                          6
   Interest payable - intercompany                                             8                          6
   Other                                                                       2                          3
                                                                      ----------------          -----------------
         Total current liabilities                                           213                        398
                                                                      ----------------          -----------------
Deferred income taxes, net                                                     1                          -
Accumulated deferred investment tax credits                                   16                         17
Income tax payable - intercompany                                            166                        177
Other deferred credits and liabilities                                         4                          5
                                                                      ----------------          -----------------
Total Capital and Liabilities                                           $  1,803                   $  1,756
                                                                      ================          =================

See Notes to Financial Statements.


                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                            (Unaudited, in millions)


                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                         ---------------------------  ---------------------------
                                                              2002          2001           2002          2001
                                                         ------------- -------------  ------------- -------------
OPERATING REVENUES:
   Electric - intercompany                                   $ 195         $ 223          $ 509         $ 509
   Electric                                                     35           100            163           225
   Other - intercompany                                          2             3              8            10
                                                         ------------- -------------  ------------- -------------
      Total operating revenues                                 232           326            680           744
                                                         ------------- -------------  ------------- -------------

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                 126           185            379           416
      Other                                                     29            24             87            74
                                                         ------------- -------------  ------------- -------------
                                                               155           209            466           490
   Maintenance                                                   9            10             35            33
   Depreciation and amortization                                17            14             50            38
   Other taxes                                                   2             5             14            15
                                                         ------------- -------------  ------------- -------------
      Total operating expenses                                 183           238            565           576
                                                         ------------- -------------  ------------- -------------

OPERATING INCOME                                                49            88            115           168

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net -
     Miscellaneous income                                       (1)            2             (1)            5
     Miscellaneous expense                                       -             1              -             -
                                                         ------------- -------------  ------------- -------------
      Total other income and (deductions)                       (1)            3             (1)            5
                                                         ------------- -------------  ------------- -------------

INTEREST CHARGES:
   Interest expense - intercompany                               8            10             30            31
   Interest expense                                             15             9             33            26
                                                         ------------- -------------  ------------- -------------
      Total interest charges                                    23            19             63            57
                                                         ------------- -------------  ------------- -------------

INCOME TAXES                                                    10            29             20            46

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                   15            43             31            70

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                             -             -              -            (2)
                                                         ------------- -------------  ------------- -------------

NET INCOME                                                   $  15         $  43         $   31            68
                                                         ============= =============  ============= =============


See Notes to Financial Statements.


                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited, in millions)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                --------------------------
                                                                                    2002            2001
                                                                                ----------       ---------
Cash Flows From Operating:
   Net income                                                                      $ 31            $ 68
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting principle                          -               2
         Depreciation and amortization                                               50              38
         Deferred income taxes, net                                                  20              11
         Deferred investment tax credits, net                                        (1)             (1)
         Other                                                                        -              (4)
         Changes in assets and liabilities:
               Accounts receivable                                                   (1)             (1)
               Accounts receivable - intercompany                                    44              (8)
               Materials and supplies                                                 3             (11)
               Accounts and wages payable                                           (33)              9
               Accounts and wages payable - intercompany                             48              81
               Taxes payable                                                        (12)             21
               Income taxes payable-intercompany                                    (16)            (12)
               Interest payable                                                      15               9
               Interest payable - intercompany                                        2               -
               Assets, other                                                        (16)             (3)
               Liabilities, other                                                    17               2
                                                                                ----------       ---------
Net cash provided by operating activities                                           151             201
                                                                                ----------       ---------

Cash Flows Used In Investing:
   Construction expenditures                                                       (268)           (280)
   Notes receivable - intercompany                                                  (32)            126
                                                                                ----------       ---------
Net cash used in investing activities                                              (300)           (154)
                                                                                ----------       ---------

Cash Flows From (Used In) Financing:
   Dividends paid to Ameren                                                         (12)              -
   Debt issuance costs                                                               (4)              -
   Redemptions:
      Subordinated notes payable - intercompany                                     (46)            (44)
      Notes payable - intercompany                                                  (62)              -
   Issuances:
      Long-term debt                                                                274               -
                                                                                ----------       ---------
Net cash provided by (used in) financing activities                                 150             (44)
                                                                                ----------       ---------

Net change in cash and cash equivalents                                               1               3
Cash and cash equivalents at beginning of year                                        2               1
                                                                              ----------       ---------
Cash and cash equivalents at end of period                                          $ 3             $ 4
                                                                              ==========       =========

Cash paid during the periods:
   Interest                                                                        $ 27            $ 28
   Interest - intercompany                                                           17              17
   Income taxes, net                                                                  4              22

See Notes to Financial Statements.



                        AMEREN ENERGY GENERATING COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                            (Unaudited, in millions)


                                                                       Three Months Ended             Nine months Ended
                                                                          September 30,                  September 30,
                                                                     ------------------------     --------------------------
                                                                         2002        2001             2002          2001
                                                                     -----------  -----------     ------------  ------------
Common stock                                                              $   -       $   -            $   -         $   -

Other paid-in capital
   Beginning balance                                                        150           -              150             -
   Change in current period                                                   -           -                -             -
                                                                     -----------  -----------     ------------  ------------
                                                                            150           -              150             -
                                                                     -----------  -----------     ------------  ------------

Retained earnings
   Beginning balance                                                        133          69              120            44
   Net income                                                                15          43               31            68
   Dividends paid to Ame                                                     (9)          -              (12)            -
                                                                     -----------  -----------     ------------  ------------
                                                                            139         112              139           112
                                                                     -----------  -----------     ------------  ------------

Accumulated other comprehensive income
   Beginning balance                                                          3          (2)               4             -
   Change in current period (see below)                                       1           -                -            (2)
                                                                     -----------  -----------     ------------  ------------
                                                                              4          (2)               4            (2)
                                                                     -----------  -----------     ------------  ------------


Total common stockholder's equity                                         $ 293       $ 110            $ 293         $ 110
                                                                     ===========  ===========     ============  ============


Comprehensive income, net of taxes
   Net income                                                              $ 15        $ 43             $ 31          $ 68
   Unrealized net gain/(loss) on derivative hedging instruments
        (net of income taxes of $1, $-, $ - and $(1), respectively)           1          (1)               -            (1)
   Reclassification adjustments for gains/(losses) included in net income
        (net of income taxes of $ -, $ -, $- and $1, respectively)            -           1                -             2
   Cumulative effect of accounting change, net of income taxes of $(2)        -           -                -            (3)
                                                                     -----------  -----------     ------------  ------------
           Total comprehensive income, net of taxes                        $ 16        $ 43             $ 31          $ 66
                                                                     ===========  ===========     ============  ============

See Notes to Financial Statements.

AMEREN ENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002


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

     When we refer to our, we or us, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy, Inc. (AmerenEnergy) and AmerenEnergy Fuels and Services Company (Fuels Company). All tabular dollar amounts are in millions, unless otherwise indicated.

Accounting Changes and Other Matters

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

     On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. See Note 6 - "CILCORP Acquisition."

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. Upon adoption we will be required to recognize as a cumulative effect of a change in accounting principle, depreciation expense that would have been recorded since the inception of the long-lived assets to which the obligation relates. SFAS 143 is effective for us on January 1, 2003. At this time, we are assessing the impact of SFAS 143 on our financial position, results of operations and liquidity upon adoption, which could be material.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize, and measure at fair value, a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     During the third quarter ended September 30, 2002, we adopted the provisions of EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that require revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to the third quarter of 2002, our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues and in Operating Expenses - Operations - Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract. We now report all contracts within our power risk management program that have been purchased in anticipation of future price changes on a net basis as a component of revenues in the income statement. We have also applied this guidance to all prior periods which had no impact on previously reported earnings or stockholder's equity. The following table summarizes the impact of applying EITF Issue 02-3 on operating revenues for the three and nine month periods ended September 30, 2002:

----------------------------------------------------------------------------------------------------------
                                                                  Three months            Nine months
----------------------------------------------------------------------------------------------------------
                                                                2002        2001         2002        2001
----------------------------------------------------------------------------------------------------------
Previously reported gross operating revenues                  $  268      $  329       $  752      $  747
Costs reclassified                                                36           3           72           3
----------------------------------------------------------------------------------------------------------
Net operating revenues reported in the income statement       $  232      $  326       $  680      $  744
==========================================================================================================

     In October 2002, the EITF reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The effective date for the full rescission of Issue 98-10 will be for fiscal periods beginning after December 15, 2002. In addition, the EITF reached a consensus in October 2002 that all SFAS 133 trading derivatives (subsequent to the rescission of Issue 98-10) should be shown net in the income statement, whether or not physically settled. This consensus would apply to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The FASB staff indicated that it would attempt to address, through the October EITF meeting minutes process, the effective date and transition provisions relating to this consensus. The rescission of EITF 98-10 and the related transition guidance could result in additional netting of certain energy contracts beyond the netting required by EITF 02-3 discussed above and have the effect of lowering our reported revenues and costs with no impact on earnings. We are evaluating the impact of this consensus on our financial statements.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric - Intercompany and Electric were $53 million for the three months ended September 30, 2002 (2001 - $116 million) and $200 million for the nine months ended September 30, 2002 (2001 - $254 million).

Purchased Power

     Purchased power included in Operating Expenses - Operations - Fuel and Purchased Power was $48 million for the three months ended September 30, 2002 (2001 - $119 million) and $194 million for the nine months ended September 30, 2002 (2001 - $269 million).

Employee Benefit Plans

     Ameren Corporation, our parent company, made cash contributions totaling $15 million to Ameren's defined benefit retirement plans during the third quarter of 2002, and Ameren expects to make additional cash contributions to the plans totaling approximately $15 million in the fourth quarter of 2002. Our share of the cash contribution made in the third quarter of 2002 was approximately $1 million, and we expect our share of the cash contribution that may be made in the fourth quarter of 2002 will be approximately $1 million. Future funding plans will be evaluated at the end of 2002. Based on the performance of plan assets through September 30, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund $25 million to $50 million in 2004 and $150 million to $200 million in 2005 in order to maintain minimum funding levels. We expect our share of the funding to range between $2 million and $5 million, and $14 million and $18 million for 2004 and 2005, respectively, plus our share related to employees of our affiliate, Ameren Services Company. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any plan funding in 2002 or 2003 and finalization of actuarial assumptions. In addition, we expect at December 31, 2002 to be required to record a minimum pension liability that would result in a charge to OCI in stockholder's equity. The amount of the charge is expected to result in a less than one percent change in our debt to total capitalization ratios.

NOTE 2 - Rate and Regulatory Matters

Missouri Electric

     In order to satisfy its regulatory load requirements for 2001, our affiliate, Union Electric Company, (operating as AmerenUE), purchased, under a one year contract (the 2001 Marketing Company - AmerenUE agreement), 450 megawatts of capacity and energy from another of our affiliates, AmerenEnergy Marketing Company (Marketing Company). Marketing Company acquired the power to supply AmerenUE from us. This agreement was entered into through a competitive bidding process and reflected market-based rates. For 2002, AmerenUE, similarly entered into a one year contract with Marketing Company (the 2002 Marketing Company - AmerenUE agreement) for the purchase of 200 megawatts of capacity and energy at lower prices than in 2001. Through September 30, 2002, Marketing Company has acquired the power to supply AmerenUE under the 2002 Marketing Company - AmerenUE agreement from us, which because of the smaller quantity purchased and the lower prices, has resulted in lower revenues to us.

     In May 2001, the Missouri Public Service Commission (MoPSC) filed a complaint with the Securities and Exchange Commission (SEC) relating to the 2001 Marketing Company - AmerenUE agreement. The complaint requested an investigation into the contractual relationship between AmerenUE, Marketing Company and us, in the context of the 2001 Marketing Company - AmerenUE agreement and requested that the SEC find that such relationship violates Section 32(k) of the Public Utility Holding Company Act of 1935 (PUHCA), which requires state utility commission approval of power sales contracts between an electric utility company and an affiliated electric wholesale generator, like us. We have asserted that the MoPSC's approval of the power sales agreement under PUHCA is not required because we are not a party to the agreement. In its SEC complaint, the MoPSC proposes that the SEC require AmerenUE to contract directly with us and submit such contract to the MoPSC for review. On May 9, 2002, the MoPSC filed a similar complaint with the SEC relating to the 2002 Marketing Company - AmerenUE agreement. While the SEC is still investigating these matters, the MoPSC and AmerenUE have tentatively reached agreement for resolving these disputes. The agreement reached requires AmerenUE to not enter into any new contracts to purchase wholesale electric energy from any Ameren affiliate that is an exempt wholesale generator without first obtaining, on a timely basis, the determinations required of the MoPSC that are specified in Section 32(k) of PUHCA. However, this commitment does not prevent AmerenUE from completing the purchases contemplated by the 2001 and 2002 Marketing Company - AmerenUE agreement and making short term energy purchases (less than 90 days) from an Ameren affiliate, without prior MoPSC determination, to prevent or alleviate system emergencies. As part of the tentative agreement, the MoPSC has agreed to terminate its SEC complaints.

     Also, with respect to the 2002 Marketing Company - AmerenUE agreement, on May 31, 2002, the Federal Energy Regulatory Commission (FERC) accepted the agreement, subject to refund, and scheduled the matter for a January 2003 hearing to assess the appropriateness of the rates charged. In October 2002, Marketing Company and the FERC Staff jointly reported to the FERC that they have negotiated a settlement in principle of the issues that had been set for hearing, and that they both expect that the settlement will be uncontested. Other than a slight modification to the procedures for establishing off-peak energy prices under the agreement, the settlement in principle will have no impact on the agreement's price, terms and conditions. The settlement in principle also establishes guidelines for AmerenUE to follow when conducting future requests for proposals for the purpose of pursuing long-term power purchases.

     Until the SEC and the FERC issue final orders in these proceedings, management is unable to predict their ultimate impact on our future financial position, results of operations or liquidity.

Illinois Electric

     In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) was enacted providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers beginning on May 1, 2002. Industrial and commercial customers were previously offered this choice.

     The original Illinois Law contained a provision freezing retail bundled electric rates through January 1, 2005. In 2002, legislation was passed and signed into law that extended the rate freeze period through January 1, 2007. As a result of the extension through January 1, 2007 of the electric rate freeze related to the Illinois Law, Marketing Co. expects to seek to renew or extend a power supply agreement between our affiliate, Central Illinois Public Service Company (operating as AmerenCIPS) and Marketing Company through the same period. A renewal or extension of the power supply agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether we will be successful in securing a renewal or extension of this agreement. The offering of choice to the industrial and commercial customers of AmerenCIPS, which is indirectly supplied power by us through Marketing Co., has not had a material adverse effect on our business and we do not expect the offering of choice to AmerenCIPS' residential customers, or the extension of the rate freeze, to have a material adverse effect on our business.

Federal - Electric Transmission

     In December 1999, the FERC issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, our affiliates, AmerenUE and AmerenCIPS, along with several other utilities, were seeking approval from the FERC to participate in an RTO known as the Alliance RTO. The Ameren companies had previously been members of the Midwest Independent System Operator (Midwest
ISO) and recorded a pretax charge to earnings in 2000 of $25 million ($15 million after taxes) for an exit fee and other costs when they left that organization. Ameren felt the for-profit Alliance RTO business model was superior to the not-for-profit Midwest ISO business model and provided it with a more equitable return on its transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. On April 25, 2002, after the Alliance RTO and Midwest ISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the Midwest ISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and National Grid to purchase certain services from the Midwest ISO at incremental cost rather than the Midwest ISO's full tariff rates. The FERC also ordered the Midwest ISO to return the exit fee paid by the Ameren companies to leave the Midwest ISO, provided the Ameren companies return to the Midwest ISO and agree to pay their proportional share of the startup and ongoing operational expenses of the Midwest ISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order.

     Since the April 2002 FERC order, AmerenUE and AmerenCIPS made filings with the FERC indicating that they would return to the Midwest ISO and that membership would be through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by AmerenUE and AmerenCIPS, and subsidiaries of FirstEnergy Corporation and NiSource Inc. If the FERC approves the definitive agreements establishing GridAmerica, a subsidiary of National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the Midwest ISO on behalf of GridAmerica. Other Alliance RTO companies announced their intentions to join the PJM
Interconnection LLC (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on Midwest ISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the Midwest ISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and Midwest ISO immediately begin a process to address the reliability and rate-barrier issues raised by the Ameren companies and other market participants in previous filings.

     We do not own transmission assets. However, we pay AmerenUE and AmerenCIPS for the use of their transmission lines to transmit power. Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of Ameren's participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, Ameren is unable to predict whether the Ameren companies will in fact become a member of GridAmerica or Midwest ISO, or the impact that on-going RTO developments will have on the financial condition, results of operation or liquidity of Ameren or its subsidiaries, including us.

     On July 31, 2002, the FERC issued its standard market design notice of proposed rulemaking (NOPR). The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. Ameren is currently evaluating the NOPR and its possible impact on operations and expects to file comments on the NOPR with the FERC in November 2002. Until the FERC issues a final rule, management is unable to predict the ultimate impact on our future financial position, results of operations or liquidity.


NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren Corporation, our parent company, and Ameren's other subsidiaries. These transactions primarily consist of power purchases and sales, services received or rendered, borrowings and lendings. The transactions with these affiliates are reported as intercompany transactions.

Electric Power Supply Agreements

     An electric power supply agreement was entered into between us and Marketing Co. (Genco-Marketing Co. agreement). Marketing Co. entered into an electric power supply agreement with AmerenCIPS (Marketing Co.-CIPS agreement) to supply sufficient power to meet AmerenCIPS' native load requirements. A portion of the capacity and energy supplied by us to Marketing Co. is resold to AmerenCIPS for resale. The portion of these sales to AmerenCIPS that is used for resale to native load customers is at rates (which approximate the historical regulated rates for generation) specified by the Illinois Commerce Commission
(ICC). Another portion of the sales to AmerenCIPS is resold to those retail customers that elected fixed market-based prices. Other capacity and energy purchased by Marketing Co. from us will be used by Marketing Co. to serve its obligations under various long-term wholesale contracts it assumed from AmerenCIPS and obligations it has, or will have under other long-term wholesale and retail contracts. The Marketing Co.-CIPS agreement expires December 31, 2004 and the Genco-Marketing Co. agreement may be terminated upon at least one year's notice given by either party, but in no event can it be terminated prior to December 31, 2004. As a result of the extension through January 1, 2007 of the electric rate freeze related to the Illinois Law, we expect Marketing Co. to seek to renew or extend the Marketing Co.-CIPS agreement through the same period. A renewal or extension of the Marketing Co.-CIPS agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether Marketing Co. will be successful in securing a renewal or extension of this agreement. Electric revenues derived under the Genco-Marketing Co. agreement were $177 million for the three months ended September 30, 2002 (2001 - $207 million) and $472 million for the nine months ended September 30, 2002 (2001 - $479 million). No other customer represents greater than 10% of our revenues.

Joint Dispatch Agreement

     We jointly dispatch generation with AmerenUE under an amended joint dispatch agreement. Under the amended agreement, both of us are entitled to serve our load requirements from our own least-cost generation first, and then allow the other company access to any available excess generation. All of our sales to Marketing Co. are considered load requirements. Sales made by us to other customers through AmerenEnergy, as our agent, are not considered load requirements. The agreement has no expiration, but either party may give a one year notice of termination beginning January 1, 2004. Termination of this agreement could have a material adverse impact on our business.

     Electric revenues derived through sales of available generation through AmerenEnergy were $35 million for the three months ended September 30, 2002 (2001 - $100 million) and $163 million for the nine months ended September 30, 2002 (2001 - $225 million). These amounts are inclusive of the adjustments made associated with EITF Issue 02-3. See Note 1 - "Summary of Significant Accounting Policies." Electric revenues derived through sales of available generation to AmerenUE through the amended joint dispatch agreement were $15 million for the three months ended September 30, 2002 (2001 - $15 million) and $33 million for the nine months ended September 30, 2002 (2001 - $29 million).

     Intercompany power purchases from the amended joint dispatch agreement between AmerenUE and us and other agreements for the three months ended September 30, 2002 were $16 million (2001 - $18 million) and $51 million for the nine months ended September 30, 2002 (2001 - $59 million).

Other Electric Revenues - Intercompany

     Electric revenues derived through sales of available generation to our affiliate Electric Energy, Inc. were $3 million for the three months ended September 30, 2002 (2001 - less than $1 million) and $4 million for the nine months ended September 30, 2002 (2001 - less than $1 million).

Ameren Services and AmerenEnergy Charges

     Support services provided by our affiliates, Ameren Services and AmerenEnergy, including wages, employee benefits, professional services and other expenses are based on actual costs incurred. Other Operating Expenses provided by Ameren Services and AmerenEnergy, for the three months ended September 30, 2002, were $10 million (2001 - $7 million) and $27 million for the nine months ended September 30, 2002 (2001 - $24 million).

Other

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $800 million from Ameren Corporation through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-utility money pool or external borrowing sources are used by Ameren to increase the available amounts. At September 30, 2002, $800 million was available through the non-utility money pool not including additional funds available through invested cash balances at Ameren Corporation and uncommitted bank lines. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 8.84% in the third quarter of 2002 (2001 - 3.66%) and 7.18% for the nine months ended September 30, 2002 (2001 - 4.68%). These rates are based on the cost of Ameren's funds used to fund money pool advances. We earned less than $1 million in net intercompany interest income associated with outstanding loans to the non-utility money pool in the third quarter of 2002 and incurred $5 million in net intercompany interest expense associated with outstanding borrowings from the non-utility money pool for the nine months ended September 30, 2002. We incurred less than $1 million in net intercompany interest expense associated with outstanding borrowings from the non-utility money pool in the third quarter of 2001 compared to earning $2 million of net intercompany interest income associated with outstanding loans to the non-utility money pool for the nine months ended September 30, 2001. At September 30, 2002, we had loaned $32 million to the non-utility money pool and had no outstanding borrowings.


NOTE 4 - Derivative Financial Instruments

Derivative Financial Instruments

     We, through AmerenEnergy and Fuels Company acting as agents on our behalf, utilize derivatives principally to manage the risk of changes in market prices for fuel, electricity and emission credits. Price fluctuations in fuel and electricity cause:

o an unrealized appreciation or depreciation in the value of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
o market values of fuel or purchased power to differ from the cost of those commodities in inventory or under the firm commitment; and
o actual cash outlays for the purchase of these commodities, in certain circumstances, to differ from anticipated cash outlays.

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

     In addition, we may purchase additional power again within risk management guidelines, in anticipation of future price changes. Certain derivative contracts we enter into on a regular basis as part of our power risk management program do not qualify for hedge accounting or the normal purchase, normal sale exception under SFAS 133. Accordingly, these contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our power risk management program may be settled by either physical delivery or financially settled with the counterparty. See Note 1 - "Summary of Significant Accounting Policies."

     As of September 30, 2002, we have recorded the fair value of derivative financial instrument assets of $2 million in Other Assets and the fair value of derivative financial instrument liabilities of $2 million in Other Deferred Credits and Liabilities.

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

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was approximately a $1 million loss for the three months ended September 30, 2002, and approximately a $1 million loss for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, the above related amounts were approximately a $1 million gain and a $4 million gain, respectively.

     As of September 30, 2002, we had hedged a portion of the electricity price exposure for the upcoming twelve-month period. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a gain of less than $1 million.

     As of September 30, 2002, a gain of approximately $6 million ($4 million, net of taxes) associated with interest rate swaps was included in OCI. The swaps were a partial hedge of the interest rate on long-term debt that was issued in June 2002. The swaps covered the first ten years of debt that has a 30-year maturity and the gain in OCI is being amortized over a ten-year period beginning in June 2002.

NOTE 5 - Debt

     In June 2002, we issued $275 million of 7.95% Senior Notes due June 1, 2032 in a Rule 144A private placement. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. We received net proceeds of $271 million, after debt discount and underwriters' fees, that were used to reduce short-term borrowings and for general corporate purposes. The indenture underlying these and other outstanding senior notes limits our ability to, among other things, sell assets, create liens, and engage in mergers, consolidations or similar transactions. In addition, the indenture includes transitional covenants that limit our ability to incur indebtedness and pay dividends or make certain other restricted payments. We are currently in compliance with all covenants relating to this debt as well as to other outstanding debt. In October 2002, we filed a registration statement with the SEC on Form S-4 to permit an exchange offer of the 7.95% Senior Notes.

     Amortization of debt issuance costs and discounts for the three and nine months ended September 30, 2002 and 2001 of less than $1 million and approximately $1 million, respectively, were included in interest expense.

NOTE 6 - CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation (AES) to purchase all of the outstanding common stock of CILCORP Inc. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES

Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price payable in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through prior and future issuances of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to AmerenCIPS' service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated in 2003. Ameren currently does not plan to transfer any portion of this non-regulated generating capacity to us.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the ICC, the FERC, the SEC under PUHCA and the Federal Communications Commission, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Applications to all applicable regulatory agencies were made and are proceeding through the approval process. On August 30, 2002, Ameren and AES received from the U.S. Department of Justice (DOJ), a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Act pertaining to the CILCORP acquisition. Ameren intends to respond to the Second Request by the end of November. Under the stock purchase agreement with AES, Ameren is obligated to resolve any issues raised by the DOJ in connection with the Hart-Scott-Rodino filing. Although issuance of a Second Request is not unusual for transactions of this size, it does extend the review and waiting period under the Act. Ameren does not expect that this extension will impact the anticipated transaction closing date. In October 2002, Ameren resolved all outstanding issues related to the CILCORP acquisition with the ICC Staff and all interveners that filed testimony in the case. The principal issue, among other things, related to the potential exercise of market power within the CILCO service territory. To address this issue Ameren has agreed to invest approximately $23 million by December 31, 2008 to increase the power import capability into CILCO's service territory. The parties expect to agree upon a draft proposed Order for presentation to the ICC in November, which is expected to issue a final Order by the end of the year.

     For the nine-month period ended September 30, 2002, CILCORP had revenues of $579 million, operating income of $79 million, and net income from continuing operations of $29 million, and as of September 30, 2002 had total assets of $1.9 billion. For the year ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

NOTE 7 - Subsequent Event

     On November 4, 2002 Ameren Corporation announced a voluntary retirement program that is being offered to approximately 1,000 of its 7,400 employees, including employees providing support functions to us through Ameren Services and approximately 85 of our employees. In addition, Ameren announced limits on its contributions and increased retiree contributions for certain retiree medical benefit plans and a freeze on wage increases beginning in 2003 for all management employees, including our management employees. While we and Ameren expect to realize significant long-term savings as a result of this program, we expect to incur a one-time, after-tax charge in the fourth quarter of 2002 related to the program. That charge for Ameren could range between $30 million and $50 million, based on voluntary retirements ranging between 300 and 500, respectively. We expect to be allocated a portion of the charges depending on the amount of retirements within our company and Ameren Services. In addition to the voluntary retirement program, we and Ameren may consider implementing an involuntary severance program if it is determined that additional positions must be eliminated to achieve optimum organizational efficiency and effectiveness. Further, we and Ameren will continue to seek other ways to reduce staffing over the next year to reduce costs and gain efficiencies in operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     AmerenEnergy Generating Company, is an indirect wholly-owned subsidiary of Ameren Corporation (Ameren) that owns and operates a wholesale electric generation business in Missouri and Illinois. Much of our business was formerly owned and operated by our affiliate, Central Illinois Public Service Company, which operates as AmerenCIPS. We were incorporated in the State of Illinois in March 2000. On May 1, 2000, we acquired from AmerenCIPS at net book value five coal-fired electric generating stations which we refer to as the coal plants, all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and other related rights, assets and liabilities.

     Ameren is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Its principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenCIPS, which operates a regulated electric and natural gas distribution business in Illinois.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Its principal subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company) which markets power for periods over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and natural gas and manages the related risks for us and our affiliates, and AmerenEnergy Development Company
     (Development Company), which, as our parent, develops and constructs generating facilities for us.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for us and our affiliates for transactions of less than one year.
o Electric Energy, Inc. (EEI) which owns and/or operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to us and our affiliates.

     You should read the following discussion and analysis in conjunction with:

o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The audited financial statements and related notes that are included in our Annual Report on Form 10-K for the year ended December 31, 2001.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     When we refer to our, we or us, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy and Fuels Company. All tabular dollar amounts are in millions, unless otherwise indicated.

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

RESULTS OF OPERATIONS

Summary

     Our net income decreased to $15 million in the third quarter of 2002 from $43 million in the third quarter of 2001. Net income for the nine months ended September 30, 2002 decreased to $31 million from $68 million in the same year-ago period. The decrease in both periods was primarily due to a decrease in electric margin (third quarter - $20 million, net of taxes; year to date - $15 million, net of taxes) resulting, in part, from the expiration of the 2001 450 megawatt power supply agreement between Marketing Company and AmerenUE which was supplied by us (2001 Marketing Co. - AmerenUE agreement) offset by a new 2002 megawatt supply agreement with AmerenUE and increases in sales to new and existing wholesale customers. In addition, the decrease in earnings was also partially attributable to increases in other operation costs primarily associated with increases in workers' compensation and pension and healthcare costs coupled with increased costs for efficiency improvements made at our power plants, increases in depreciation associated with additional combustion turbine generating units added since the third quarter of 2001 (third quarter - $2 million, net of taxes; year to date - $7 million, net of taxes), and higher interest costs associated with borrowing more funds at higher interest rates (third quarter - $2 million, net of taxes; year to date - $4 million, net of taxes). In the first quarter of 2001, we recorded a charge of $2 million due to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Recent Developments

2003 Outlook and Voluntary Retirement Plan

     See "Liquidity and Capital Resources - Outlook" for a discussion of expected challenges to net income in 2003 and beyond, along with a voluntary retirement plan that was offered to approximately 1000 Ameren employees in early November 2002 and is expected to result in a fourth quarter 2002 after-tax charge to Ameren of between $30 million and $50 million.

CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation (AES) to purchase all of the outstanding common stock of CILCORP Inc. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price payable in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through prior and future issuances of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to AmerenCIPS' service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated in 2003. Ameren currently does not plan to transfer any portion of this non-regulated generating capacity to us.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the Securities and Exchange Commission (SEC) under PUHCA, the Federal Energy Regulatory Commission (FERC), and the Federal Communications Commission, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Applications to all applicable regulatory agencies were made and are proceeding through the approval process. On August 30, 2002, Ameren and AES received from the U.S. Department of Justice (DOJ), a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Act pertaining to the CILCORP acquisition. Ameren intends to respond to the Second Request by the end of November. Under the stock purchase agreement with AES, Ameren is obligated to resolve any issues raised by the DOJ in connection with the Hart-Scott-Rodino filing. Although issuance of a Second Request is not unusual for transactions of this size, it does extend the review and waiting period under the Act. Ameren does not expect that this extension will impact the anticipated transaction closing date. In October 2002, Ameren resolved all outstanding issues related to the CILCORP acquisition with the

ICC Staff and all interveners that filed testimony in the case. The principal issue, among other things, related to the potential exercise of market power within the CILCO service territory. To address this issue Ameren agreed to invest approximately $23 million by December 31, 2008 to increase the power import capability into CILCO's service territory. The parties expect to agree upon a draft proposed Order for presentation to the ICC in November, which is expected to issue a final Order by the end of the year.

     For the nine-month period ended September 30, 2002, CILCORP had revenues of $579 million, operating income of $79 million, and net income from continuing operations of $29 million, and as of September 30, 2002 had total assets of $1.9 billion. For the year ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

     In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of AmerenUE and AmerenCIPS debt on negative credit watch and placed the ratings of our debt on positive credit watch. Standard & Poor's stated it expects the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated it envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Ameren's corporate credit rating is "A+" at Standard & Poor's and its issuer rating is "A2" at Moody's, while our credit rating is "BBB+" at Standard and Poor's and "A3" (for our senior notes due 2005) and Baa2 (for our other outstanding series of senior notes due 2010 and 2032) at Moody's. In July 2002, AmerenUE settled its electric earnings complaint case. Neither Standard & Poor's nor Moody's has changed the assignment of negative or positive watch, review for possible downgrade or negative outlook to any of their ratings nor have the ratings themselves changed. Subsequent to the settlement of the Missouri electric earnings complaint case, Fitch Ratings reduced AmerenUE's ratings by one notch (from "AA" to "AA-" in the case of its first mortgage bonds) and changed the outlook assigned to AmerenUE's ratings from negative to stable. Any adverse change in the Ameren companies' ratings may reduce their access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

Electric Operations

     The following table represents the favorable (unfavorable) variations for the three and nine months ended September 30, 2002 from the comparable periods in 2001:

--------------------------------------------------------------------------------
                                                   Three Months      Nine Months
--------------------------------------------------------------------------------
Electric Revenues:
   Wholesale revenues.........................        $ (30)            $   (7)
   Interchange revenues.......................          (63)               (55)
--------------------------------------------------------------------------------
                                                        (93)               (62)
Fuel and Purchased Power:
   Fuel:
     Generation...............................        $ (14)             $ (37)
     Price....................................           (1)                (5)
     Generation efficiencies and other........            3                  4
   Purchased power............................           71                 75
--------------------------------------------------------------------------------
                                                         59                 37
--------------------------------------------------------------------------------
Change in electric margin                             $ (34)             $ (25)
================================================================================

     Electric margins decreased $34 million for the three months ended September 30, 2002 and $25 million for the nine months ended September 30, 2002 compared to the same year-ago periods primarily due to the absence of revenues from the 2001 Marketing Co - AmerenUE agreement during the third quarter of 2002 and a slight decrease in volume of interchange sales for the year which provided lower margins due to lower electricity prices, partially offset by a net increase in new wholesale customers added by Marketing Company, an increase in sales to existing wholesale customers due to warmer weather and an increase in the use of lower cost generation stations due to better availability. Electric revenues decreased $93 million in the third quarter of 2002 and $62 million in the first nine months of 2002. These changes were primarily due to the absence of the higher margin 2001 Marketing Co. - AmerenUE agreement and a 26% decline in interchange kilowatthour sales for the quarter (4% year to date).

However, these declines were offset by warmer weather and several new wholesale electric customers added by Marketing Co. which together contributed an additional $19 million of electric revenues for the quarter and $43 million year to date. The reduction in purchased power in the third quarter and year to date compared to year-ago periods corresponds to the decline in interchange sales and was also reduced due to fewer forced and maintenance outages at our coal plants and lower prices.

     During the third quarter ended September 30, 2002, we adopted the provision of Emerging Issues Task Force (EITF) Issue 02-3, "Accounting for Contracts
Involved in Energy Trading and Risk Management Activities," that requires certain energy contracts to be shown on a net basis in the income statement (see
Note 1 - "Summary of Significant Accounting Policies" to our financial statements).

Other Operating Expenses

     Other Expenses - Operations - Other increased $5 million in the third quarter of 2002 and $13 million in the first nine months of 2002, compared to the same year-ago periods, primarily due to higher injuries and damages expenses based on claims experience, costs for efficiency improvements made at the coal plants, increases in employee benefit costs related to the investment performance of pension plan assets and increasing healthcare costs and a $2 million regulatory fee paid in the third quarter which did not occur in the prior year. These increases were partially offset by a $2 million decrease in employee incentive compensation and severance costs earlier in the year. See "Liquidity and Capital Resources - Outlook" and Item 3 - "Equity Price Risk" for a discussion of our expectations and plans regarding trends in employee benefit costs.

     Maintenance expenses decreased $1 million in the third quarter of 2002 and increased $2 million in the first nine months of 2002, compared to the same year-ago periods. The year to date increase was primarily due to a fire restoration project at our Hutsonville coal plant coupled with incremental increases associated with the new combustion turbine generating units added during the second, third and fourth quarters of 2001.

     Depreciation and amortization expense increased $3 million in the third quarter of 2002 and $12 million in the first nine months of 2002, compared to the same year-ago periods. This net increase was primarily due to our investment in new combustion turbine generating units added during the second, third and fourth quarters of 2001.

     Other taxes expense decreased $3 million in the third quarter of 2002 and $1 million in the first nine months of 2002, compared to the same year-ago periods, primarily due to adjustments related to revised property tax assessments in the prior year offset by increased property taxes associated with the new combustion turbine generating units added in the prior year.

Interest Expense

     Interest expense increased $4 million in the third quarter of 2002 and $6 million in the first nine months of 2002, compared to the same year-ago periods, primarily due to interest associated with the issuance of $275 million of 7.95% Senior Notes in June 2002 and additional borrowings from the money pool at higher interest rates prior to the issuance of the Senior Notes. These increases were partially offset by a reduction in the principal amounts outstanding on our subordinated intercompany promissory notes to AmerenCIPS and Ameren, therefore reducing associated interest costs in the current year compared to the prior year corresponding periods. A significant amount of the proceeds from the Senior Notes was used to repay lower cost short-term borrowings. Amortization of debt issuance costs and discounts for the three and nine months ended September 30, 2002 and 2001 of less than $1 million were included in interest expense in the income statement.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our net cash flows provided by operating activities decreased $50 million to $151 million in the first nine months of 2002, compared to the same year-ago period. Cash provided by operations decreased primarily due to lower net income and increased funds used in accounts and wages payable compared to the same year ago period. These decreases were partially offset by an increase in cash flows from accounts receivable, intercompany due to the timing of receipt of payments to and from our affiliates.

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $800 million from Ameren Corporation through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-utility money pool or external borrowing sources are used by Ameren to increase the available amounts. At September 30, 2002, $800 million was available through the non-utility money pool not including additional funds available through invested cash balances at Ameren Corporation and uncommitted bank lines. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 8.84% in the third quarter of 2002 (2001 - 3.66%) and 7.18% for the nine months ended September 30, 2002 (2001 - 4.68%). We earned less than $1 million in net intercompany interest income associated with outstanding loans to the non-utility money pool in the third quarter of 2002 and incurred $5 million in net intercompany interest expense associated with outstanding borrowings from the non-utility money pool for the nine months ended September 30, 2002. We incurred less than $1 million in net intercompany interest expense associated with outstanding borrowings from the non-utility money pool in the third quarter of 2001 compared to earning $2 million of net intercompany interest income associated with outstanding loans to the non-utility money pool for the nine months ended September 30, 2001. At September 30, 2002, we had loaned $32 million to the non-utility money pool and had no outstanding borrowings.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. It is also an event of default under the indenture relating to our outstanding senior notes if one or more payments aggregating $25 million or more due to us from Marketing Company are not made within 60 days of the date they are due. In addition this indenture includes transitional covenants that limit our ability to incur indebtedness and pay dividends or make other specified restricted payments. At September 30, 2002, we were in compliance with these provisions.

     At September 30, 2002, we did not have any off-balance sheet financing arrangements.

     Ameren Corporation made cash contributions totaling $15 million to Ameren's defined benefit retirement plans during the third quarter of 2002, and Ameren expects to make additional cash contributions to the plans totaling approximately $15 million in the fourth quarter of 2002. Our share of the cash contribution made in the third quarter of 2002 was approximately $1 million, and we expect our share of the cash contribution that may be made in the fourth quarter of 2002 will be approximately $1 million. Future funding plans will be evaluated at the end of 2002. Based on the performance of plan assets through September 30, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund $25 to $50 million in 2004 and $150 to $200 million in 2005 in order to maintain minimum funding levels. We expect our share of the funding to range between $2 million and $5 million, and $14 million and $18 million for 2004 and 2005, respectively, plus our share related to employees of our affiliate, Ameren Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any plan funding in 2002 or 2003 and finalization of actuarial assumptions. In addition, we expect at December 31, 2002 to be required to record a minimum pension liability that would result in a charge to Other Comprehensive Income (OCI) in stockholder's equity. The amount of the charge is expected to result in a less than one percent change in our debt to total capitalization ratios.

Investing

     Our cash flows used in investing activities increased $146 million to $300 million for the first nine months of 2002, compared to the same year-ago period, primarily due to our contribution of excess funds generated by recent financings to Ameren's non-utility money pool versus our need for these funds in the prior year. In addition, we had a decrease in construction expenditures for new combustion turbine generating units and upgrades to existing coal plants in both periods. Of the $268 million of construction expenditures incurred during the first nine months of 2002, approximately $140 million was paid to Development Company for a combustion turbine generating unit purchased in December 2001, but the amount was included in accounts payable at December 31, 2001 resulting in approximately $128 million of construction expenditures during the first nine months of 2002 primarily for the purchase from Development Company of the first of four combustion turbines at Elgin, Illinois and the selective catalytic reduction technology added on unit 2 of the Coffeen coal plant.

Future Capacity Additions

     Of the $300 million of budgeted capital expenditures for 2002, which excludes the December 2001 purchase referenced above, $222 million relates to the scheduled purchase from Development Company of four combustion turbine generating units located in Elgin, Illinois. During the third quarter of 2002, we acquired one combustion turbine generating unit at Elgin from Development Co. at historical net book value of approximately $64 million (as noted above). In October 2002, we acquired two additional combustion turbine generating units at Elgin from Development Co. The total installed cost of these three units was approximately $156 million. These units represent 351 megawatts of capacity. We expect to purchase the fourth combustion turbine generating unit at Elgin by the end of 2002 which is planned to provide 117 megawatts of additional capacity at a cost of approximately $50 million. Annual capital expenditures at our coal plants are expected to range from approximately $225 million to $275 million in total for the period 2002 through 2006, excluding any capital expenditures required to comply with NOx emission standards.

     To assist our affiliate, AmerenUE, in satisfying its regulatory load requirements, we propose to transfer to AmerenUE approximately 400 to 500 megawatts of combustion turbine units. The transfer, which will be at net book value and is subject to receipt of necessary regulatory approvals, is expected to be completed in the second quarter of 2003. Cash proceeds from the sale will be applied in accordance with restrictions in the indentures for the notes (to the extent applicable).

Financing

     Our cash flows provided by financing activities were $150 million in the first nine months of 2002, compared to cash flows used in financing activities of $44 million in the year-ago comparable period. Our principal financing activities for 2002 included the issuance of $275 million of 7.95% Senior Notes due June 1, 2032 to qualified investors under Rule 144A. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. We received net proceeds of $271 million, after debt discount and underwriters' fees, that were used to reduce short-term borrowings and for general corporate purposes. In October 2002, we filed a registration statement with the SEC on Form S-4 to permit an exchange offer of the Senior Notes. Principal payments made on the AmerenCIPS and Ameren subordinated notes were approximately $43 million (2001 - $40 million) and $4 million (2001 - $4 million) for the nine months ended September 30, 2002.

Outlook

     We currently believe there will be challenges to earnings in 2003 and beyond due to continued weak energy markets, a soft economy, higher employee benefit costs and escalating insurance and security costs associated with world events. These industry-wide trends, coupled with an assumed return to more normal weather patterns, are expected to put pressure on earnings in 2003 and beyond. As we complete our analysis of these challenges as part of our overall budget process, we will be evaluating several initiatives to enhance revenues and reduce costs for 2003 and beyond. These initiatives may include any or all of the following:

o    Actively managing employee headcount
o    Modifying employee benefit plans
o Assessing the necessity of certain plant operations and business support functions
o    Reviewing capital expenditure plans
o    Other initiatives

     On November 4, 2002, Ameren Corporation announced a voluntary retirement program that is being offered to approximately 1,000 of its 7,400 employees, including employees providing support functions to us through Ameren Services and approximately 85 of our employees. In addition, Ameren announced limits on its contributions and increased retiree contributions for certain retiree medical benefit plans and a freeze on wage increases beginning in 2003 for all management employees, including our management employees. While we and Ameren expect to realize significant long-term savings as a result of this program, we expect to incur a one-time, after-tax charge in the fourth quarter of 2002 related to the program. That charge for Ameren could range between $30 million and $50 million, based on voluntary retirements ranging between 300 and 500, respectively. We expect to be allocated a portion of the charges depending on the amount of retirements within our company and Ameren Services. In addition to the voluntary retirement program, we and Ameren may consider implementing an involuntary severance program if it is determined that additional positions must be eliminated to achieve optimum organizational efficiency and effectiveness. Further, we and Ameren will continue to seek other ways to reduce staffing over the next year to reduce costs and gain efficiencies in operations.

     In the ordinary course of business, we evaluate several strategies to enhance our financial position, earnings and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

Electric Industry Restructuring and Regulatory Matters

Illinois

     See Note 2 - "Rate and Regulatory Matters" to our financial statements.

Federal - Electric Transmission

     See Note 2 - "Rate and Regulatory Matters" to our financial statements.


ACCOUNTING MATTERS

Critical Accounting Policies

     Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results. In the table below, we have outlined those accounting policies that we believe are most difficult, subjective or complex:

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




Benefit Plan Accounting

Based on actuarial calculations, we accrue costs   o    Future rate of return on pension and other plan
of providing future employee benefits in                assets
accordance with SFAS 87, 106 and 112.  See Note    o    Interest rates used in valuing benefit
6 to our financial statements for the year ended        obligations
December 31, 2001.                                 o    Healthcare cost trend rates

Basis for Judgment
We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits.  Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.

Derivative Financial Instruments

We record all derivatives at their fair market     o    Market conditions in the energy industry,
value in accordance with SFAS 133.  The                 especially the effects of price volatility on
identification and classification of a                  contractual commodity commitments
derivative, and the fair value of such             o    Regulatory and political environments and
derivative must be determined.  See Note 3 to           requirements
our financial statements for the year ended        o    Fair value estimations on longer term contracts
December 31, 2001 and Note 4 - "Derivative
Financial Instruments" to our financial
statements in this report.

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


Impact of Future Accounting Pronouncements

      See Note 1 - "Summary of Significant Accounting Policies" to our financial statements.


ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of our risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. AmerenEnergy and Fuels Company, on our behalf, manages our market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risk and are not represented in the following analysis.

     Our risk management objective is to optimize our physical generating assets within prudent risk parameters. Our risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with our issuance of both variable rate and fixed rate debt. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates. At September 30, 2002, we had no variable rate non-utility money pool borrowings outstanding.

Fuel Price Risk

     100% of the required 2002 and 95% of the required 2003 supply of coal for our coal plants has been acquired at fixed prices. As such, we have minimal coal price risk for the remainder of 2002 or 2003. Approximately 72% of our coal requirements for 2003 through 2006 are covered by contracts.

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

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 4 - "Derivative Financial Instruments" to our financial statements for more information.

     The following summarizes changes in the fair value of all contracts marked to market during the three and nine months ended September 30, 2002:

-------------------------------------------------------------------------------------------------------------------
                                                                                            Three          Nine
                                                                                            months        months
-------------------------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                                        $   (a)        $   2

  Contracts which were realized or otherwise settled during the period                         (a)           (2)
  Changes in fair values attributable to changes in valuation techniques and assumptions       ---           ---

  Fair value of new contracts entered into during the period                                   (a)           (a)
  Other changes in fair value                                                                  (a)           (a)
-------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at September 30, 2002, net                              $  (a)        $  (a)
-------------------------------------------------------------------------------------------------------------------

(a)  Less than $1 million.

     Maturities of contracts as of September 30, 2002 were as follows:
-------------------------------------------------------------------------------------------------------------------
                                               Maturity                               Maturity
                                               less than    Maturity     Maturity     in excess   Total fair
Sources of fair value                           1 year      1-3 years    4-5 years   of 5 years    value (a)
------------------------------------------------------------------------------------------------------------------
Prices actively quoted                         $   ---      $   ---      $   ---      $   ---      $   ---
Prices provided by other external
    sources (b)                                    (d)          ---          ---          ---          (d)
Prices based on models and other
    valuation methods (c)                          (d)          (d)          ---          ---          (d)
------------------------------------------------------------------------------------------------------------------
Total                                          $   (d)     $    (d)      $   ---      $   ---      $   (d)
------------------------------------------------------------------------------------------------------------------

(a) Contracts valued at less than $1 million were with both investment grade and non-investment-grade rated counterparties.
(b) Principally power forward values based on NYMEX prices for over-the-counter contracts.
(c) Principally power forwards and SO2 options valued based on information from external sources and our estimates.
(d)  Less than $1 million.

Equity Price Risk

     We, along with other subsidiaries of Ameren, are a participant in Ameren's defined benefit plans and postretirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2001 and 2000 for the pension and postretirement plans. As a result, at December 31, 2002, Ameren and its subsidiaries, including us, could be required to recognize an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The liability would be recorded as a reduction to OCI and would not affect net income for 2002. The amount of the liability will depend upon asset returns experienced in 2002, changes in interest rates and Ameren's contributions to the plans during 2002. The liability recorded and cash contributions to the plans could be material in future years without a substantial recovery in equity markets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of OCI would be restored in the Balance Sheet. See "Liquidity and Capital Resources - Operating" and Note 1 - "Summary of Significant Accounting Policies" to our financial statements.


ITEM 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to AmerenEnergy Generating Company which is required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the 2001 Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of the  stipulation  and agreement  relating to the  AmerenUE's
     Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o    the effects of increased competition in the future;
o the effects of Ameren's participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator;
o availability and future market prices for fuel and purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o    wholesale and retail pricing for electricity in the Midwest;
o    business and economic conditions;

o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefits costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's and our access to necessary capital more difficult or costly;
o competition from other generating facilities including new facilities that may be developed in the future;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made on our behalf; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

ITEM 5.  Other Information

     Reference is made to Item 5. Other Information in Part II of our Form 10-Q for the quarterly period ended June 30, 2002 for a listing of the audit and non-audit services that the Auditing Committee of the Ameren Board of Directors has pre-approved for performance by our independent accountants, PricewaterhouseCoopers LLP. At its October 2002 meeting, the Auditing Committee also pre-approved PricewaterhouseCoopers LLP to perform audits of two coal supply contracts of our affiliate, Union Electric Company, operating as AmerenUE with respect to the handling of prepaid reclamation funds.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          99.1 - Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 - Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)       Reports on Form 8-K.  None.

     Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

               Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

               Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.


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

                                    AMEREN ENERGY GENERATING COMPANY
                                              (Registrant)

                                    By     /s/ Martin J. Lyons
                                      ------------------------------
                                               Martin J. Lyons
                                                  Controller
                                      (Principal Accounting Officer)


Date: November 14, 2002

                                 CERTIFICATIONS

          I, Daniel F. Cole, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Ameren Energy Generating Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                   /s/ Daniel F. Cole
                                         -------------------------
                                               Daniel F. Cole
                                          Chief Executive Officer

          I, Warner L. Baxter, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Ameren Energy Generating Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                  /s/ Warner L. Baxter
                                         ------------------------
                                              Warner L. Baxter
                                          Chief Financial Officer