Form 10-K
period 2002-12-31
AMERENENERGY GENERATING CO
filed 2003-03-31
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from to .

                        COMMISSION FILE NUMBER 333-56594

                        AMEREN ENERGY GENERATING COMPANY
             (Exact name of registrant as specified in its charter)
                                    Illinois
                                   37-1395586
(State or other jurisdiction of
incorporation or organization)           (I.R.S. Employer Identification No.)

                 1901 Chouteau Avenue, St. Louis, Missouri 63103
              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (314) 621-3222

        Securities Registered Pursuant to Section 12(b) of the Act: None.

        Securities Registered Pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X). No ( ).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ( ). No (X).

     As of June 28, 2002, all 2,000 outstanding shares of the registrant's common stock were held by its parent, AmerenEnergy Development Company, an indirect subsidiary of Ameren Corporation.

     As of March 31, 2003, there was no established trading market for the registrant's common stock.

     As of March 31, 2003, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant's parent, AmerenEnergy Development Company, an indirect subsidiary of Ameren Corporation.

                         OMISSION OF CERTAIN INFORMATION
     The  Registrant  meets  the  conditions  set forth in  General  Instruction
(I)(1)(a) and (b) of Form 10-K as a wholly owned indirect subsidiary of Ameren Corporation and is therefore filing this Form with the reduced disclosure format allowed under that General Instruction.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.



                                                             TABLE OF CONTENTS


                                                                                                                             Page
                                                                                                                            -------

PART I
      Item 1        Business
                         General...........................................................................................    1
                         Capital Program and Financing.....................................................................    3
                         Regulation........................................................................................    3
                         Fuel Supply for Electric Generating Facilities....................................................    4
                         Industry Issues...................................................................................    5
                         Available Information.............................................................................    5
      Item 2        Properties.............................................................................................    6
      Item 3        Legal Proceedings......................................................................................    8
      Item 4        Submission of Matters to a Vote of Security Holders....................................................    9

PART II

      Item 5        Market for Registrant's Common Equity and Related Stockholder Matters..................................    9
      Item 6        Selected Financial Data................................................................................    9
      Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations..................   10
      Item 7A       Quantitative and Qualitative Disclosures About Market Risk.............................................   26
      Item 8        Financial Statements and Supplementary Data............................................................   27
      Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................   51

PART III

      Item 10       Directors and Executive Officers of the Registrant.....................................................   51
      Item 11       Executive Compensation.................................................................................   51
      Item 12       Security Ownership of Certain Beneficial Owners and Management.........................................   51
      Item 13       Certain Relationships and Related Party Transactions...................................................   51
      Item 14       Controls and Procedures................................................................................   51

PART IV

      Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................   52

SIGNATURES.................................................................................................................   55


CERTIFICATIONS.............................................................................................................   55

EXHIBIT INDEX..............................................................................................................   58


     This Form 10-K contains "forward-looking  statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at pages 8 and 25 under the heading Forward-Looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects" and similar expressions.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     AmerenEnergy Generating Company, headquartered in St. Louis, Missouri, is an indirect wholly-owned subsidiary of Ameren Corporation (Ameren). We own and operate a wholesale electric generation business in Illinois and Missouri. Much of our business was formerly owned and operated by our affiliate, Central
Illinois Public Service Company, which operates as AmerenCIPS. We were incorporated in the State of Illinois in March 2000. On May 1, 2000, we acquired from AmerenCIPS at net book value five coal-fired electric generating stations, which we refer to as the coal plants, all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and other related rights, assets and liabilities. Since we commenced operations in May 2000, we have acquired 25 combustion turbine generating units. As of December 31, 2002, we had approximately 4,675 megawatts of total installed generating capacity (4,663 of net kilowatt capability expected for 2003 summer peak). We currently have no plans to develop additional capacity. For additional information regarding our generating facilities, see Item 2.

     When we refer to our, we, us or Generating Company, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy, Inc. (AmerenEnergy) and AmerenEnergy Fuels and Services Company (Fuels Company).

Deregulation in Illinois

     In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) was enacted providing for electric utility restructuring in Illinois. We were formed as part of Ameren's business strategy to respond to the advent of customer choice in Illinois and the increasingly competitive market for electric generation services in the Midwest brought about by the Illinois Law and other factors. As allowed under the Illinois Law and as part of a plan to divest itself of generating assets, AmerenCIPS transferred the coal plants to us effective May 1, 2000. Major provisions of the Illinois Law include the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation suppliers. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group that is entitled to choose suppliers. Retail direct access was offered to the remaining commercial and industrial customers on December 31, 2000 and was offered to residential customers May 1, 2002. Regulated utilities, like AmerenCIPS, will continue to provide "bundled service," that is, electricity supply as well as delivery, to customers who do not choose a competitive supplier.

     For additional information regarding our significant power supply agreements, see Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 3 to our Financial Statements under Item 8.

Ameren Corporation

     Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA), as amended, and is also headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE. AmerenUE was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service in parts of central and eastern Missouri and west central Illinois having an estimated population of 2.6 million within an area of approximately 24,500 square miles, including the greater St. Louis area. AmerenUE supplies electric service to approximately 1.2 million customers and natural gas service to approximately 130,000 customers.
o    AmerenCIPS,  which  operates a  rate-regulated  electric  and  natural  gas
     transmission  and  distribution   business  in  Illinois.   AmerenCIPS  was
     incorporated in Illinois in 1902. It supplies electric and gas utility service to portions of central and southern Illinois having an estimated population of 820,000 within an area of approximately 20,000 square miles. AmerenCIPS supplies electric service to approximately 325,000 customers and natural gas service to approximately 170,000 customers.
o Central Illinois Light Company, a subsidiary of CILCORP, Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. AmerenCILCO was incorporated in Illinois in 1913. It supplies electric and gas utility service to portions of central and east central Illinois in an area of approximately 3,700 and 4,500 square miles, respectively. AmerenCILCO supplies electric service to about 200,000 customers and natural gas service to about 205,000 customers. See CILCORP Acquisition below for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, Fuels Company, which procures fuel and manages the related risks for us and our affiliates, AmerenEnergy Development Company (Development Company), which, as our parent, develops and constructs generating facilities for us, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See CILCORP Acquisition below for further information.
o AmerenEnergy which serves as a power marketing and risk management agent for us and our affiliates for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources.
o Ameren Services Company (Ameren Services), which provides shared support services to us and our affiliates.

     For additional information regarding Ameren's acquisition of CILCORP and Medina Valley, see Recent Developments in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 1 and 12 to our Financial Statements under Item 8.

     For the year 2002, 99% (2001 - 98%; 2000 - 99%) of our operating revenues were derived from the sale of electric energy and 0.1% (2001 - 0.2%; 2000 - 0.1%) came from other sources.

     We employed approximately 700 employees at December 31, 2002. For information on a voluntary retirement program offered in December 2002 and on labor agreements and other labor matters, see Results of Operation and Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 7 and 10 to our Financial Statements under
Item 8.


CILCORP Acquisition

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric cogeneration plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed as AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory and accessible by our electric generation facilities. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cashcomponent of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of
6.325 million common shares.

     For  additional   information   regarding  our  business  operations,   see
Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 1 to our Financial Statements under Item 8.


CAPITAL PROGRAM AND FINANCING

     For information on our capital program and financial needs, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 3, 6 and 10 to our Financial Statements under Item 8.


REGULATION

General Regulatory Matters

     As a holding company registered with the SEC under the PUHCA, Ameren is subject to the regulatory provisions of the PUHCA, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, affiliate transactions, financial reporting requirements, the services performed by Ameren Services and Fuels Company, and the activities of certain other subsidiaries. Issuance of short-term and long-term debt and other securities by Ameren and issuance of debt having a maturity of twelve months or less by AmerenCIPS, AmerenUE and AmerenCILCO are subject to approval by the SEC under the PUHCA.

     We are certified by the Federal Energy Regulatory Commission (FERC) as an "exempt wholesale generator" under the Energy Policy Act of 1992 and as a result are not a "public utility company" under the PUHCA. As an exempt wholesale generator, we are exempt from most of the provisions of the PUHCA that otherwise would apply to us as a subsidiary of a registered holding company. Issuance of securities by us is not subject to approval by the SEC under the PUHCA. The SEC has no jurisdiction over the sale of electricity by us to affiliates or non-affiliates. The SEC may impose limitations on Ameren in connection with its financing for the purpose of investing in exempt wholesale generators and foreign utility companies if Ameren's aggregate investment in those activities exceeds 50% of its consolidated retained earnings. At December 31, 2002, Ameren's aggregate investment in those entities was 23.7% of its consolidated retained earnings.

     We are not subject to regulation by the Illinois Commerce Commission (ICC) or the Missouri Public Service Commission (MoPSC).

     We are also subject to regulation by the FERC as to rates and charges in connection with the wholesale sale of energy and transmission in interstate commerce, mergers, affiliate transactions, and certain other matters. Issuance of short-term and long-term debt by us is subject to approval by the FERC. We currently have authority from the FERC to issue at any time prior to June 22, 2004 up to $225 million of long-term debt and to have up to $300 million of short-term debt outstanding in the aggregate at any time.

     In many states, including Illinois, companies that sell electricity directly to retail customers pursuant to state statutes and regulations must be registered or licensed. Marketing Company has obtained "alternative retail electricity supplier" status in Illinois and plans to seek comparable status in other states where retail competition is developing. AmerenCILCO is an Illinois electric utility, and as such, is permitted to provide power and energy on a competitive basis to retail customers located outside its service territory.

     For additional discussion of regulatory matters, see Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 2 and 10 to our Financial Statements under
Item 8.

Environmental Matters.

     Certain of our operations are subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, includingstandards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on us, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring us into compliance. We believe we are in material compliance with existing regulations.

     For additional discussion of environmental matters, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 7 to our Financial Statements under Item 8.


FUEL SUPPLY FOR ELECTRIC GENERATING FACILITIES

Cost of Fuels                                                                                  Year
                                                                  -----------------------------------------------------------------
                                                                     2002         2001         2000         1999          1998
                                                                  -----------  -----------   ----------  ------------  ------------
AmerenEnergy Generating Company/AmerenCIPS(a)
Per Million BTU       - Coal                                        125.456      121.791      123.770      139.700       152.738
                      - Natural Gas (b)                             396.150      439.744         -            -             -
                      - Average - all fuels (c)                     145.220      142.120      129.169      140.615       155.045


(a) On May 1, 2000, all of AmerenCIPS' electric generating facilities and related fuel supply agreements were transferred to us (see General section above).
(b) Prior to 2001, the use of natural gas was minimal. The fuel cost for natural gas in 2002 and 2001 represents the actual cost of natural gas and variable costs for transportation, storage, balancing and fuel losses for delivery to the plant. In addition, the fixed costs for firm transportation and firm storage capacity are included to calculate a "fully-loaded" fuel cost for the generating facilities.
(c) Represents all fuels utilized in our electric generating facilities, including coal, natural gas, oil, and handling.

Coal

     We have a policy of maintaining coal inventory consistent with our historical usage. We may adjust levels based on uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns and other factors. As of December 31, 2002 and 2001, approximately 46 days and 63 days, respectively, supply of coal was in inventory. For the year ended December 31, 2002, coal represented approximately 88% of our fuel supply.

Natural Gas

     The combustion turbine generator equipment (CTs), which we placed into commercial operation in 2002, 2001 and 2000 are fueled by natural gas or have the capability to use natural gas or oil. We use natural gas to supply our generating facilities principally during peak generating periods. Our natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas by optimizing transportation, storage, and balancing options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility. For the year ended December 31, 2002, natural gas represented approximately 8% of our fuel supply. For additional information on CTs and related fuel matters, see Liquidity and Capital Resources and
Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 and Note 10 to our Financial Statements under Item 8.

Oil

     The actual and prospective use of oil is minimal, and we have not experienced and do not expect to experience difficulty in obtaining adequate supplies. For the year ended December 31, 2002, oil represented approximately 4% of our fuel supply.

     For additional information on our fuel supply, see Results of Operations, Liquidity and Capital Resources, and Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 1, 4, and 10 to our Financial Statements under Item 8.

INDUSTRY ISSUES

     We are facing issues common to the electric generating industry. These issues include:

     o    the potential for more intense competition;
     o    the potential for changes in the structure of regulation;
     o changes in the structure of the industry as a result of changes in federal and state laws, including the formation of unregulated generating entities and regional transmission organizations;
     o    weak power prices due to overbuilt capacity and a weak economy;
     o numerous troubled companies within the energy sector and their impact on energy marketing and access to the capital markets;
     o on-going consideration of additional changes of the industry by federal and state authorities;
     o continually developing environmental laws, regulations and issues, including proposed new air quality standards;
     o    public concern about the siting of new facilities;
     o    proposals for demand-side management programs; and
     o    global climate issues.

     We are monitoring these issues and are unable to predict at this time what impact, if any, these issues will have on our operations, financial condition or liquidity. For additional information, see Outlook and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 2 and 10 to our Financial Statements under
Item 8.


AVAILABLE INFORMATION

     We make available free of charge through Ameren's Internet website (http://www.ameren.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information, for our affiliates, Ameren, AmerenUE, AmerenCIPS, CILCORP, and AmerenCILCO is also available through Ameren's Internet website.

     We also make available free of charge through Ameren's Internet website the code of business conduct for directors, officers and employees of Ameren and its subsidiaries, including us, referred to as Ameren's Corporate Compliance Policy. This document is also available in print upon written request to Secretary, P.O. Box 66149, St. Louis, Missouri 63166-6149.

ITEM 2.  PROPERTIES.

     For information on our principal properties and planned transfers, see the generating facilities table below, Liquidity and Capital Resources and
Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 2 and 10 to our Financial Statements under Item 8. Our plans for managing the size and composition of our generating asset portfolio are subject to market conditions, regulatory factors, our results of operations, cash flows and financial condition, availability of financing and other factors.

     Our generating facilities are located in Illinois and Missouri within MAIN (Mid-America Interconnected Network), which is one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. MAIN operates primarily in Wisconsin, Michigan, Illinois and Missouri.

     Our bulk power system is operated as an Ameren-wide control area and transmission system under the FERC-approved amended joint dispatch agreement between us and our Missouri-based affiliate, AmerenUE. The amended joint dispatch agreement provides a basis upon which we and AmerenUE can participate in the coordinated operation of AmerenUE's and AmerenCIPS' transmission facilities with AmerenUE's and our generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. In 2002, Ameren had more than 30 interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others. The output of our generating facilities is sold by our affiliates, Marketing Company and AmerenEnergy, which access Ameren's extensive transmission network pursuant to FERC open access transmission tariffs. AmerenCILCO is currently expected to continue to operate as a separate control area. As such, its generating plants will not be jointly dispatched with the generating plants owned by AmerenUE and us. AmerenCILCO is a transmission owning member of the Midwest Independent System Operating (Midwest ISO) and has transferred functional control of its system to the Midwest ISO. Transmission service on the AmerenCILCO transmission system is provided pursuant to the terms of the Midwest ISO open access transmission tariff on file with the FERC. For information on AmerenCIPS' and AmerenUE's participation in the Midwest ISO and how we may be potentially impacted, see Note 2 to our Financial Statements under Item 8.

     The following table sets forth information with respect to our generating facilities and capability at the time of our expected 2003 peak summer electrical demand:

                            Our Generating Facilities
                            -------------------------

Primary
 Fuel              Name of                                                  Net Kilowatt     Net Heat
Source              Plant                           Location                Capability(a)     Rate(i)
------             -------                          --------                -------------    --------
 Coal             Newton(d)                        Newton, IL                 1,134,000       10,403
                  Coffeen(d)                       Coffeen, IL                  900,000       10,368
                  Hutsonville(d)
                   (Units 3 & 4)                   Hutsonville, IL              153,000       10,371
                  Meredosia(d)
                   (Unit 3)                        Meredosia, IL                215,000       11,063
                                                                              ---------
                                                   Total Coal                 2,402,000

 Oil              Meredosia(d)
                   (Unit 4)                        Meredosia, IL                186,000       11,186
                  Hutsonville(d)
                   (Diesel)                        Hutsonville, IL                3,000       11,408
                                                                              ---------
                                                       Total Oil                189,000

 Natural          Gibson City CTs 1 & 2(c)         Gibson City, IL              234,000       11,490
  Gas(b)          Pinckneyville CTs
                    1 through 8                    Pinckneyville, IL            320,000       10,921
                  Kinmundy CTs 1 & 2(c)            Kinmundy, IL                 232,000       11,488
                  Grand Tower CTs 1 & 2(e)         Grand Tower, IL              516,000        7,515
                  Joppa 7B CTs 1, 2 & 3(f)         Joppa, IL                    162,000       11,550
                  Elgin CTs 1 through 4            Elgin, IL                    468,000       11,488
                  Columbia CTs
                    1 through 4                    Columbia, MO                 140,000       12,298
                                                                              ---------
                                                   Total Natural Gas          2,072,000

                                                          TOTAL               4,663,000(g),(h)

(a) "Net Kilowatt Capability" represents generating capacity available for dispatch from the facility into the electric transmission grid.
(b)  The abbreviation "CT" represents combustion turbine generating unit.
(c) CT has the capability of operating on either oil or natural gas (dual fuel).
(d) Facilities were transferred to us by AmerenCIPS on May 1, 2000 (see Item 1. Business - General above).
(e) The Grand Tower Plant, which was a coal plant transferred to us by AmerenCIPS on May 1, 2000, has been repowered with two gas-fired CTs.
(f) These CTs are owned by us and leased to our parent, Development Company. The operating lease is for a minimum term of 15 years expiring September 30, 2015. We receive rental payments under the lease in fixed monthly amounts that vary over the term of the lease and range from $0.8 - $1.0 million.
(g) Excludes approximately 126 megawatts of two coal-fired generating units at our Meredosia facility which were mothballed in December 2002.
(h) Approximately 550 megawatts of generating capacity (Pinckneyville CTs 1 through 8 and Kinmundy CTs 1 and 2) are expected to be sold by us to AmerenUE subject to receipt of necessary regulatory approvals.
(i) "Net Heat Rate" represents the amount of energy to produce a given unit of output and is expressed as BTU per kilowatthour.

     As identified in the above table, on May 1, 2000, AmerenCIPS transferred all of its generating facilities and related assets to us. As a part of this transfer, AmerenCIPS' generating property and plant were released from the lien of the indenture securing its first mortgage bonds and such property and plant are presently unencumbered. For additional information on this asset transfer, see General section under Item 1. None of our properties are subject to any mortgage or other encumbrance in favor of our outstanding indebtedness.


ITEM 3.  LEGAL PROCEEDINGS.

     We are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. We believe that the final disposition of these proceedings, except as otherwise noted in this report, will not have a material adverse effect on our financial position, results of operations or liquidity.

     For additional information on legal and administrative proceedings, see Regulation under Item 1, Liquidity and Capital Resources and Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 2, 10 and 12 to our Financial Statements under
Item 8.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o    the effects of increased competition in the future;
o the effects of Ameren's participation in a FERC-approved Regional Transmission Organization, including activities associated with the Midwest Independent System Operator;
o availability and future market prices for fuel and purchased power and electricity, including the use of financial and derivative instruments and volatility of changes in market prices;
o the cost of commodities, such as natural gas, used in the production of electricity and our ability to recover such increased costs;
o    wholesale and retail pricing for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's or our access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed in the future;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made on our behalf; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     This item is omitted in  reliance  on  General  Instruction  (I)(2) of Form
10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     There is no established trading market for our common stock. As of March 31, 2003, our parent, Development Company, was the only shareholder of record of our common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

     The historical operating data presented below reflects our operations since inception on May 1, 2000. The historical financial data presented below is derived from our audited financial statements included elsewhere in this report.

================================================================================
For the Years Ended
December 31 (in millions)                  2002(a)        2001(a)        2000(b)
--------------------------------------------------------------------------------
    Operating revenues                     $  743         $  730         $  480
    Operating income                          139            195            103
    Net income                                 32             76             44

    As of December 31,
    Total assets                           $2,010         $1,756         $1,394
    Long-term debt                            698            424            424
    Subordinated intercompany notes           462            508            602
    Total common stockholder's equity         280            274             44
================================================================================

(a) Revenues were netted with costs upon adoption of EITF 02-3 and the rescission of EITF 98-10. See Note 1 - Summary of Significant Accounting Policies to our Financial Statements under Item 8 for further information. The amount netted was as follows: 2002 - $253 million (2001 - $256 million).
(b) On May 1, 2000, AmerenCIPS transferred its electric generating assets and related liabilities, at net book value, to us, in exchange for a subordinated promissory note from us in the principal amount of $552 million and 1,000 shares of our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     AmerenEnergy Generating Company, headquartered in St. Louis, Missouri, is an indirect wholly-owned subsidiary of Ameren Corporation (Ameren). We own and operate a wholesale electric generation business in Illinois and Missouri. Much of our business was formerly owned and operated by our affiliate, Central
Illinois Public Service Company, which operates as AmerenCIPS. We were incorporated in the State of Illinois in March 2000. On May 1, 2000, we acquired from AmerenCIPS at net book value five coal-fired electric generating stations, which we refer to as the coal plants, all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and other related rights, assets and liabilities.

     Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA), as amended, and is also headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenCIPS, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP) which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003 from The AES Corporation (AES). See Recent Developments for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and manages the related risks for us and our affiliates, AmerenEnergy Development Company (Development Company), which, as our parent, develops and constructs generating facilities for us, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Recent Developments for further information.
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for us and our affiliates for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources.
o Ameren Services Company (Ameren Services), which provides shared support services to us and our affiliates.

     When we refer to our, we, us or Generating Company, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy and Fuels Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     We have an agreement to supply all of our power to Marketing Company (Generating Company - Marketing Company agreement). Marketing Company then provides all the power required for AmerenCIPS' native load requirements (Marketing Company - AmerenCIPS agreement) and to serve its obligations under various long-term wholesale and retail contracts. The agreement with Marketing Company and Marketing Company's agreement with AmerenCIPS expire on December 31, 2004, but Marketing Company and AmerenCIPS plan to seek the necessary regulatory approvals to extend these agreements to January 1, 2007. If we have any power in excess of Marketing Company's needs, then AmerenEnergy sells it on our behalf to the extent it is economical. See Illinois Electric in Note 2 - Rate and Regulatory Matters and Note 3 - Related Party Transactions to our Financial Statements under Item 8 for additional information.

     We jointly dispatch generation with our affiliate, AmerenUE. This joint dispatch agreement requires each company to serve its load requirements from its own least-cost generation first, but then allows access to any available excess generation from the other company at cost. All of our sales to Marketing Company are considered load requirements. The agreement has no expiration, but either party may give a one year notice of termination beginning January 1, 2004.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating, and summer cooling, demand. We principally utilize coal in 11 power generating units (approximately 2,570 megawatts) and natural gas in our 25 combustion turbine units (approximately 2,105 megawatts) that are primarily used for peaking power. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Earnings Summary

     Our financial statements are available only for the period since May 1, 2000. Prior to that date, all operations of the coal plants now owned by us were fully integrated with, and therefore results of operations were consolidated into the financial statements of AmerenCIPS, whose business was to generate, transmit and distribute electricity and to provide other utility customer support services.

     Our net income for 2002, 2001 and the period May 1, 2000 through December 31, 2000, was $32 million, $76 million, and $44 million, respectively. Net income in 2002 included voluntary retirement and other restructuring charges ($6 million, net of taxes), which consisted of a voluntary retirement program ($5 million, net of taxes) and the temporary suspension of operation of two coal-fired generating units at our Meredosia, Illinois coal plant ($1 million, net of taxes). In 2001, net income was reduced by the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ($2 million).

     The following table reconciles our net income to net income excluding voluntary retirement and other restructuring charges and SFAS 133 adoption for the years ending December 31, 2002 and 2001, and for the period May 1, 2000 through December 31, 2000:

================================================================================================================

----------------------------------------------------------------------------------------------------------------
                                                                               2002          2001         2000
                                                                               ----          ----         ----
Net income                                                                     $ 32          $ 76         $ 44
Voluntary retirement and other restructuring charges, net of taxes                6             -            -
SFAS 133 adoption, net of taxes                                                   -             2            -
----------------------------------------------------------------------------------------------------------------
Net income excluding restructuring charges and SFAS 133 adoption               $ 38          $ 78         $ 44
================================================================================================================

     Excluding the charges discussed above, our net income decreased $40 million in 2002 compared to 2001 due to a decrease in electric margin ($10 million, net of taxes) primarily from the absence of the one year 450 megawatt power supply agreement between Marketing Company and AmerenUE for 2001 for which we supplied the power (2001 Marketing Company - AmerenUE agreement). The absence of this agreement was partially offset by a new one year 200 megawatt power supply agreement between Marketing Company and AmerenUE for 2002 for which we supplied the power (2002 Marketing Company - AmerenUE agreement) and increases in sales to new and existing wholesale customers. Earnings also decreased due to increased depreciation ($10 million, net of taxes) associated with the addition of new combustion turbine generating units during 2001 and the fourth quarter of 2002, increased costs associated with efficiency improvements made at our power plants, higher employee wages and benefits and other general operations costs ($10 million, net of taxes). We also experienced increased interest costs ($7 million, net of taxes) associated with borrowing additional funds at higher interest rates for previous capacity additions and for general corporate purposes.

     Our net income increased $34 million in 2001 compared to the period from May 1, 2000 through December 31, 2000 primarily due to comparing a twelve month operating period for 2001 to the eight month operating period for 2000, as well as higher average period sales volumes in 2001 versus 2000. In addition, the increased interest costs were due to borrowing funds to support our 2001 capacity additions.

Recent Developments

CILCORP Acquisition

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of Medina Valley which indirectly owns a 40 megawatt, gas-fired electric cogeneration plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed as AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory and accessible by our electric generation facilities. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

Credit Ratings

     In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren's and its subsidiaries' debt under review. Following the completion of the acquisition of CILCORP in January 2003, Standard & Poor's lowered the ratings of Ameren, AmerenUE and AmerenCIPS and increased our ratings. At the same time, Standard & Poor's changed the outlook assigned to all of Ameren's ratings to stable. Moody's also lowered Ameren's and AmerenUE's ratings subsequent to the acquisition and changed the outlook on these ratings to stable. These actions were consistent with the actions the rating agencies disclosed they were considering following the announcement of the CILCORP acquisition.

     As of February 2003, the ratings by Moody's and Standard & Poor's were as follows:
================================================================================
                                               Moody's         Standard & Poor's
--------------------------------------------------------------------------------
Ameren Corporation:
     Issuer/Corporate credit rating              A3                  A-
     Unsecured debt                              A3                  BBB+
     Commercial paper                            P-2                 A-2

AmerenUE:
     Secured debt                                A1                  A-
     Unsecured debt                              A2                  BBB+
     Commercial paper                            P-1                 A-2

AmerenCIPS:
      Secured debt                               A1                  A-
     Unsecured debt                              A2                  BBB+

AmerenEnergy Generating Company:
     Senior Notes - due 2005                     A3                  A-
     Senior Notes - due 2010 and 2032            Baa2                A-
================================================================================

     Standard & Poor's increased the ratings of CILCORP and CILCO subsequent to the acquisition of these entities by Ameren. As of February 2003, the unsecured debt ratings of CILCORP were BBB+ and Baa2 from Standard & Poor's and Moody's, respectively. The secured debt ratings of AmerenCILCO were A- and A2 from Standard & Poor's and Moody's, respectively. Standard & Poor's assigned stable outlooks to the ratings. Moody's also assigned a stable outlook to the ratings for CILCORP and AmerenCILCO.

     Any adverse change in our or Ameren's ratings may reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

Electric Operations

     The following table represents the favorable (unfavorable) impact on electric margin versus the prior periods for the years ended December 31, 2002 and 2001:

================================================================================
                                                   2002             2001(a)
--------------------------------------------------------------------------------
Electric Revenues:
   Wholesale revenues                              $  5             $  283
   Interchange revenues                               8                (45)
   Other                                              3                  2
--------------------------------------------------------------------------------
    Total variation in electric operating revenues   16                240
--------------------------------------------------------------------------------
Fuel and Purchased Power:
   Fuel:
     Generation                                     (52)               (47)
     Price                                           (4)               (14)
     Generation efficiencies and other                5                 (3)
   Purchased power                                   18                 (6)
--------------------------------------------------------------------------------
      Total variation in fuel and purchased power   (33)               (70)
--------------------------------------------------------------------------------
Change in electric margin                         $ (17)            $  170
================================================================================
(a) This column represents the comparison between the year ended December 31, 2001 and the period May 1, 2000 through December 31, 2000.

     Electric margins decreased $17 million for the year ended December 31, 2002 compared to 2001. Decreases in electric margin in 2002 were primarily due to lower power prices and the reduction of indirect sales to our affiliate, AmerenUE, under the 2001 and 2002 Marketing Co - AmerenUE agreements, partially offset by increases in other wholesale and interchange revenues and increases in use of lower cost generation due to better availability. Revenues increased in 2002 due to an increase in the volume of interchange sales for the year, although these sales provided lower margins due to lower electricity prices. In addition, a net increase in new wholesale customers added by Marketing Company and an increase in sales to existing wholesale customers due to warmer weather increased revenues. Fuel increased in 2002 due primarily to increased use of lower cost generation stations due to fewer forced and maintenance outages at our coal plants. Reduced purchased power costs were due to lower energy prices. We expect power prices in the energy markets to remain generally soft, which will impact the margins we can generate by marketing our power into the interchange markets.

     During 2002, we adopted the provisions of Emerging Issues Task Force (EITF) Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract. Upon adoption, EITF 02-3 requires that prior periods also be netted to conform to the current year presentation. Adoption of this EITF 02-3 did not have any impact on operating or net income for any period or stockholder's equity. The operating revenues and costs netted for the year ended December 31, 2002 were $253 million (2001 - $256 million), which reduced interchange revenues and purchased power costs by equal amounts. SFAS 133 was adopted on January 1, 2001 and therefore, no netting was required for the year ended December 31, 2000.

     Electric margins increased $170 million for the year ended December 31, 2001 compared to the period May 1, 2000 through December 31, 2000 primarily due to the longer operating period, as well as higher average sales volumes in 2001 versus 2000 associated with sales through Marketing Company, the 2001 Marketing Company - AmerenUE agreement, and through AmerenEnergy. Electric revenues from AmerenEnergy's marketing efforts increased $211 million or 201% for the year 2001 compared to the eight month period in the prior year as kilowatthours sold increased 228%.

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses increased $17 million in 2002 compared to 2001, primarily due to higher employee benefit costs related to increasing healthcare costs and the investment performance of employee benefit plans' assets ($4 million), higher wages, higher injuries and damages expenses based on claims experience ($4 million), incremental increases associated with the combustion turbine generating units added during 2001, costs for efficiency improvements made at the coal plants and timing of plant outages between years. See also "Equity Price Risk" below for a discussion of our expectations and plans regarding trends in employee benefit costs. Other operations and maintenance expenses increased $57 million in 2001 compared to the period May 1, 2000 through December 31, 2000 primarily due to the longer operating period ($43 million) as well as due to higher employee benefit costs in 2001 ($3 million), resulting from increasing healthcare costs, and the investment performance of employee benefit plans' assets and increased operating costs associated with the combustion turbine generating units added in 2001.

     Ameren Services and AmerenEnergy provided services to us, including wages, employee benefits and professional services that were included in other operations and maintenance expenses. See Note 3 - Related Party Transactions to our Financial Statements under Item 8 for further information.

Restructuring Charges

     Voluntary retirement and other restructuring charges of $10 million in 2002 consisted primarily of a charge related to Ameren's voluntary retirement program of $8 million based on voluntary retirements of approximately 35 of our employees and additional employees providing support functions to us through Ameren Services. These costs consisted primarily of special termination benefits associated with our pension and post-retirement benefit plans. Most of the employees who voluntarily retired will leave Ameren by March 2003. In addition, in December 2002, we announced plans to temporarily suspend operations of two coal-fired generating units (126 megawatts) at our Meredosia, Illinois plant, which resulted in a total charge of approximately $2 million. See Note 7 - Voluntary Retirement and Other Restructuring Charges to our Financial Statements under Item 8 for further information.

Depreciation and Amortization

     Depreciation and amortization expense increased $16 million in 2002 compared to 2001 and $25 million in 2001 compared to the period May 1, 2000 through December 31, 2000. These net increases were primarily due to our investment in combustion turbine generating units and coal-fired power plants in 2001 and 2002 in addition to the longer operating period in 2001 compared to 2000.

Other Taxes

     Other taxes expense in 2002 decreased $7 million compared to 2001, primarily due to reduced property tax assessments partially offset by increased property taxes in 2002 associated with the combustion turbine generating units added in the prior year. Other taxes expense in 2001 increased $6 million compared to the period May 1, 2000 through December 31, 2000, primarily due to the longer operating period.

Interest

     Interest expense increased $11 million in 2002 compared to 2001, primarily due to our issuance of $275 million of 7.95% Senior Notes in June 2002 and additional borrowings, prior to the issuance of the Senior Notes, from Ameren's non-utility money pool at higher interest rates, compared to the prior year. These increases were partially offset by a reduction in the principal amounts outstanding on our subordinated intercompany promissory notes to AmerenCIPS and Ameren, therefore reducing associated interest costs in the current year compared to the prior year. Proceeds from the Senior Notes offering were used to repay lower cost short-term borrowings and for general corporate purposes. Interest expense increased $40 million in 2001, compared to the period May 1, 2000 through December 31, 2000, primarily due to the longer operating period, as well as our issuance of $425 million of Senior Notes in November 2000. See Note 6 - Long-Term Debt and Intercompany Notes Payable to our Financial Statements under Item 8 for further discussion of our Senior Notes.

Income Taxes

     Income tax expense decreased $27 million in 2002, compared to 2001, primarily due to lower pretax income. Income tax expense increased $20 million in 2001, compared to the period May 1, 2000 through December 31, 2000, primarily due to higher pretax income associated with the longer operating period.

LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our net cash flows provided by operating activities totaled $111 million for 2002, compared to $130 million for 2001, and $98 million for the period from May 1, 2000 through December 31, 2000. Cash provided from operations decreased $19 million in 2002, primarily due to increased funds used in accounts and wages payable compared to the same year ago period due to timing of payment of funds to and from our affiliates. These decreases were partially offset by an increase in cash flows from accounts receivable, intercompany due to the timing of receipt of payments to and from our affiliates. Cash flow from operations increased in 2001 due to the longer operating period, higher average period sales volumes in 2001 versus 2000 due to increased available generating capacity and a change in working capital requirements.

Pension Funding

     Ameren made cash contributions totaling $31 million to Ameren's defined benefit retirement plan during 2002. Our share of the cash contribution was approximately $4 million. At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, net of taxes, which resulted in a charge to Accumulated Other Comprehensive Income (OCI) and a reduction to stockholder's equity. Our share of the minimum pension liability was $6 million, net of taxes.

     Based on the performance of plan assets through December 31, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 (ERISA) to fund approximately $150 million to $175 million annually, including CILCORP, in 2005, 2006 and 2007 in order to maintain minimum funding levels for Ameren's pension plan. In addition, Ameren estimates the pension funding for CILCORP to be less than $1 million in 2003 and approximately $5 million in 2004. We expect our share of the annual funding in 2005, 2006, and 2007 to be between approximately $18 million to $21 million which includes our share related to employees of Ameren

Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, and any pertinent changes in government regulations. At December 31, 2002, Ameren's Net Benefit Obligation was $1,587 million and its Fair Value of Plan Assets was $1,059 million. See Benefit Plan Accounting under Accounting Matters - Critical Accounting Policies below.

Investing

     Our cash flows used in investing activities was $442 million in 2002 compared to $247 million in 2001 and $570 million for the period May 1, 2000 through December 31, 2000. Construction expenditures were $442 million in 2002 (2001 - $347 million; 2000 - $470 million) primarily related to construction of combustion turbine generating units and various upgrades at our coal plants. In 2002, we placed into service approximately 470 megawatts of combustion turbine generating capacity (approximately $215 million) at Elgin, Illinois. Also in 2002, we paid approximately $140 million to Development Company for a combustion turbine generating unit purchased and in accounts payable at December 2001. In addition, Selective Catalytic Reduction technology was added on units 1 and 2 of our Coffeen coal plant at a cost of approximately $42 million. We added approximately 850 megawatts (approximately $530 million) in 2001 and approximately 595 megawatts (approximately $275 million) in 2000 of combustion turbine generating capacity.

     For the five-year period 2003 through 2007, construction expenditures are estimated to approximate $200 - $230 million, of which approximately $50 million is expected in 2003. This estimate includes capital expenditures for upgrades to existing coal and gas fired facilities and other generation-related activities, as well as for compliance with new NOx (nitrogen oxide) control regulations, as discussed below. We do not have any plans at this time to purchase or construct additional power generating units.

     We intend to sell at net book value approximately 550 megawatts (approximately $260 million) of our combustion turbine generating units located at Pinckneyville and Kinmundy, Illinois to our regulated affiliate, AmerenUE, which wants them to comply with AmerenUE's recent Missouri electric rate case settlement and to meet its future regulated generating capacity needs. The transfer is subject to receipt of necessary regulatory approvals and is expected to be completed in 2003. Cash proceeds from the sale will be applied toward reducing our short-term money pool borrowings and for other general operating activities. The indenture for our Senior Notes imposes limitations on the use of proceeds of the sale of our generating units if the net book value of the sold assets (together with prior assets sales since November 1, 2000) exceeds 25% of consolidated tangible assets (as defined in the indenture) as of the first day of the most recently ended fiscal quarter prior to the date the assets are sold. We do not expect that the sale of the Pinckneyville and Kinmundy units would exceed the 25% amount. If the sale proceeds did exceed the limitation, they would have to be (1) reinvested in our business within 12 months, (2) used to repay indebtedness or (3) retained by us. This transfer is expected to reduce operating and depreciation costs for 2003. Taking into account this sale and the temporary suspension of Meredosia units as previously mentioned, we expect to maintain our generation capacity at approximately 4,125 megawatts for the foreseeable future.

     We continually review our generation portfolio and expected electrical needs and, as a result, we could modify our plan for generation asset purchases, which could include the timing of when certain assets will be added to, or removed from our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that we may plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

Environmental

     We are subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating facilities, our activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. Our activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required.

     The U.S. Environmental Protection Agency (EPA) issued a rule in October 1998 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois where most of our facilities are located. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. In addition, the Illinois EPA already has a rule which will require additional NOx controls by the summer of 2003. We expect to have the NOx controls in operation by the summer of 2003 to meet both regulatory requirements.

     As a result of these state requirements, we estimate spending an additional $40 million for pollution control capital expenditures and NOx credits by 2006. A total of $90 million was spent in 2002 and 2001. This estimate includes the assumption that the regulations will require the installation of Selective Catalytic Reduction technology on some of our units, as well as additional controls.

     See Note 10 - Commitments and Contingencies to our Financial Statements under Item 8 for further discussion of environmental matters.

Financing

     Our cash flows provided by financing activities totaled $332 million in 2002, $118 million in 2001 and $467 million for the period from May 1, 2000 through December 31, 2000. Our principal financing activities for the periods included the issuance of long-term debt, additional short-term borrowings from Ameren's non-utility money pool, and receipt of a cash contribution from Ameren of $150 million, partially offset by redemptions of intercompany notes payable and payment of dividends.

Notes Payable -Intercompany and Liquidity

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $600 million from Ameren through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-utility money pool or external sources are used by Ameren to increase the available amounts. At December 31, 2002, $445 million was available through the non-utility money pool not including additional funds available through invested cash balances at Ameren and uncommitted bank lines. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 7.60% in 2002 (2001 - 4.08%) and 6.52% for the period from May 1, 2000 through December 31, 2000. These rates are based on the cost of Ameren's funds used to fund money pool advances. We incurred $6 million in net intercompany interest expense associated with outstanding borrowings from the non-utility money pool in 2002 (2001 - $2 million) and $1 million for the period from May 1, 2000 through December 31, 2000. At December 31, 2002, we had borrowings of $191 million from the non-utility money pool.

     We and Ameren rely on access to the capital markets as a significant source of funding for capital requirements not satisfied by operating cash flows. The inability by us to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our and Ameren's current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.


     The following table summarizes available borrowing capacity under our committed lines of credit and credit agreements as of December 31, 2002:

                                                               Amount of commitment expiration per period:
====================================================================================================================
                                                    Total        Less than 1       1 - 3     4 - 5       After 5
                                                  committed         year           years     years        years
--------------------------------------------------------------------------------------------------------------------
Lines of credit and credit agreements:
--------------------------------------------------------------------------------------------------------------------
   Guarantees (a)                                  $   463          $  -          $  463      $   -       $   -
   Other commercial commitments (b)                    600            470            130          -           -
--------------------------------------------------------------------------------------------------------------------
     Total                                         $ 1,063          $ 470         $  593      $   -       $   -
--------------------------------------------------------------------------------------------------------------------
     (a)  Ameren's "aggregate  investment" in Exempt Wholesale Generators (EWGs)
          (such as us) and foreign  utility  companies is limited under PUHCA to an amount  not  greater  than 50% of  Ameren's  consolidated  retained earnings  unless  regulatory  approval is obtained to make  additional investments.  Aggregate  investment includes all amounts invested,  or committed  to be invested,  for which there is  recourse,  directly or indirectly,  to the registered holding company and includes guarantees by Ameren  of our  obligations.  At  December  31,  2002,  Ameren  had capacity to increase its aggregate investment in EWGs by $463 million.
     (b)  Available through the non-utility money pool.

     The following table summarizes our contractual obligations as of December
31, 2002:
====================================================================================================================
                                                                Less than 1       1 - 3     4 - 5       After 5
                                                 Total             year           years     years        years
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                  $  700           $   -            $ 225     $   -        $ 475
Subordinated notes payable - intercompany          462               50             412         -            -
Notes payable - intercompany                       191              191              -          -            -
Operating leases (a)                                 8                1              1          1            5
Other long-term obligations (b)                    813              185             284       175          169
--------------------------------------------------------------------------------------------------------------------
Total cash contractual obligations              $2,173           $  427           $ 921     $ 176        $ 649
--------------------------------------------------------------------------------------------------------------------

(a) Amounts related to certain real estate leases have indefinite payment periods. The amounts for these items are included in the less than 1 year, 1-3 years and 4-5 years. Amounts for after 5 years are not included in the total amount due to the indefinite periods.
(b)  Represents purchase contracts for coal and gas.

Indenture and Credit Agreement Provisions and Covenants

     Ameren's and our financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Many of Ameren's committed credit facilities require the borrower to represent in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. Ameren's financing arrangements do not contain credit rating triggers, with the exception of certain ratings triggers within CILCO's financing arrangements.

     Covenants in Ameren's committed credit facilities require the maintenance of the percentage of total debt to total capital of 60% or less for Ameren, AmerenUE and AmerenCIPS. As of December 31, 2002, this ratio was approximately 50%, 43% and 50% for Ameren, AmerenUE, and AmerenCIPS, respectively. Ameren's committed credit facilities also include indebtedness cross default provisions that could trigger a default under these facilities in the event any subsidiary of Ameren (subject to definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults on indebtedness in excess of $50 million.

     Most of Ameren's committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum ERISA funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. However, based on stock market and interest rate performance during 2002, Ameren believes an excess unfunded liability may occur. As a result, Ameren may need to terminate or replace the affected facilities, renegotiate the facility provisions or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, Ameren believes it would otherwise have sufficient liquidity to manage its short-term funding requirements.

     Our Senior Note indenture includes provisions that require us to maintain a senior debt service coverage ratio of at least 1.75 to 1 (for both the prior four fiscal quarters and for the next succeeding four, six-month periods) in order to pay dividends, or to make payments of principal or interest under
certain   subordinate   indebtedness,   excluding
amounts payable under our intercompany note payable with AmerenCIPS. For the four quarters ended December 31, 2002, this ratio was 4.10 to 1. In addition, the indenture also restricts us from incurring any additional indebtedness, with the exception of certain permitted indebtedness as defined in the indenture, unless our senior debt service coverage ratio equals at least 2.5 to 1 for the most recently ended four fiscal quarters and our senior debt to total capital ratio would not exceed 60%, both after giving effect to the additional indebtedness on a pro-forma basis. This debt incurrence requirement is disregarded in the event certain rating agencies reaffirm our ratings after considering the additional indebtedness. As of December 31, 2002, our senior debt to total capital ratio was 55%.

     At December 31, 2002, Ameren and its subsidiaries were in compliance with their credit agreement provisions and covenants.

Off-Balance Sheet Arrangements

     At December 31, 2002, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. We do not expect to engage in any significant off-balance sheet financing arrangements in the near future.

Long-Term Debt

     The following table summarizes our issuances of long-term debt for the years ended 2002, 2001 and for the period May 1, 2000 through December 31, 2000. For additional information related to the terms and uses of these issuances and the sources of funds and terms for redemptions, see Note 6 - Long-Term Debt and Intercompany Notes Payable to our Financial Statements under Item 8.

================================================================================
                                          Month
Issuances -                               Issued        2002      2001      2000
--------------------------------------------------------------------------------
Long-term Debt
7.95% Series F, senior notes, due 2032     June        $ 275     $  -      $  -
7.75% Series C, senior notes, due 2005    November        -         -        225
8.35% Series D, senior notes, due 2010    November        -         -        200
--------------------------------------------------------------------------------
Total long-term debt issuances                         $ 275     $  -      $ 425
--------------------------------------------------------------------------------

     We expect to fund maturities of long-term debt and contractual obligations through a combination of cash flow from operations and external financing.

OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

     o    Weak economic conditions, which impacts native load demand,
     o Generally soft power prices in the Midwest are expected to limit the amount of revenues we can generate by marketing our excess power into the interchange markets,
     o The adverse effects of rising employee benefit costs and higher insurance costs, and
     o    An assumed return to more normal weather patterns.

     In late 2002, we and Ameren announced the following actions to mitigate the effect of these challenges:

     o A voluntary retirement program that was accepted by approximately 550 Ameren employees, including approximately 35 of our employees and additional employees providing support functions to us through Ameren Services,
     o Modifications to retiree employee benefit plans to increase co-payments and limit our overall cost,
     o A wage freeze in 2003 for all management employees, including our employees,
     o Suspension of operations at two 1940's-era generating plants, including two units at our Meredosia coal plant, to reduce operating costs, and
     o    Reductions of 2003 expected capital expenditures.

     We are considering additional actions, including modifications to active employee benefits, further staffing reductions and other initiatives.

     In the ordinary course of business, we and Ameren evaluate strategies to enhance our financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, and opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

Labor Agreements

     Certain of our employees are represented by the International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers
(IUOE). These employees comprise approximately 70% of our workforce. Labor agreements covering the majority of employees represented by IBEW and IUOE expire by June 2003. We cannot predict what issues may be raised by the collective bargaining units and, if raised, whether negotiations concerning such issues will be successfully concluded.

REGULATORY MATTERS

Illinois Electric

     See Note 2 - Rate and Regulatory Matters to our Financial  Statements under
Item 8.

Federal - Electric Transmission

     See Note 2 - Rate and Regulatory Matters to our Financial  Statements under
Item 8.

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


Basis for Judgment
We determine the proper amounts to accrue for environmental contamination based on internal and third party estimates of clean-up costs in the context of current remediation standards and available technology.


Benefit Plan Accounting
Based on actuarial calculations, we accrue         o  Future rate of return on pension and other plan assets
costs of providing future employee benefits in     o  Interest rates used in valuing benefit obligations
accordance with SFAS 87, 106 and 112. See          o  Healthcare cost trend rates
Note 9 - Retirement Benefits to our Financial

                                       20

Statements under Item 8.                           o  Timing of employee retirements


Basis for Judgment
We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits. Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.

Derivative Financial Instruments

We record all derivatives at their fair market     o  Market conditions in the energy industry, especially
value in accordance with SFAS 133.  The               the effects of price volatility on contractual
identification and classification of a derivative  o  commodity commitments
and the fair value of such derivative must be      o  Regulatory and political environments and
determined.  We designate certain derivatives         requirements
as hedges of future cash flows.  See Note 4 -      o  Fair value estimations on longer term contracts
Derivative Financial Instruments to our            o  Complexity of financial instruments and accounting
Financial Statements under Item 8.                    rules
                                                   o  Effectiveness of our derivatives that have been
                                                      designated as hedges

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

Impact of Future Accounting Pronouncements

     See Note 1 - Summary of Significant Accounting Policies to our Financial Statements under Item 8.

EFFECTS OF INFLATION AND CHANGING PRICES

     Under the Marketing Company - AmerenCIPS agreement which we supply the power for, our rates are fixed through January 1, 2004. In 2002, legislation was passed in Illinois to extend the rate freeze period through January 1, 2007 from the original expiration of January 1, 2005. As a result of this extension, Marketing Company expects to seek to renew or extend the Marketing Company - AmerenCIPS agreement through the same period. In addition, Marketing Company also has several wholesale customers under fixed energy and capacity contracts ranging from less than one year to eleven years which we also supply the power to serve. As a result, inflation affects our operations, earnings, stockholder's equity and financial performance.

     We have no provisions for adjusting prices for changes in the cost of fuel for electric generation. In the short-term, we are impacted by changes in market prices for natural gas we must purchase to run our combustion turbine electric generators. We have structured various supply agreements to maintain access to multiple gas pools and supply basins to minimize the impact to the financial statements. In the long-term, we are impacted by the price of coal, which we purchase under short-term and long-term fixed price contracts through 2010. See discussion below under Commodity Price Risk for further information.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of our risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. We handle market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

     Our risk management objective is to optimize our physical generating assets within prudent risk parameters. Our risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with the issuance of both long-term and short-term variable-rate debt and fixed-rate debt. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates. At December 31, 2002, we had $191 million of variable rate non-utility money pool borrowings outstanding.

     Utilizing our variable rate debt outstanding at December 31, 2002, if interest rates increased by 1%, our annual interest expense would increase by approximately $2 million and net income would decrease by approximately $1 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Credit Risk

     Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. New York Mercantile Exchange (NYMEX) traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

     Our  physical  and  financial   instruments  are  subject  to  credit  risk
consisting of accounts receivable and executory contracts with market risk exposures. Our revenues are primarily derived from the sales of electricity to Marketing Company as described in Note 3 - Related Party Transactions to our Financial Statements under Item 8. At December 31, 2002, approximately $52 million of our accounts receivable are related party receivables from Marketing Company. No other customer represents greater than 10% of our accounts receivable. We analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts. We also establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.

Commodity Price Risk

     We are exposed to changes in market prices for fuel and electricity. We utilize several techniques to mitigate risk, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset. The derivative financial instruments that we use (primarily forward contracts, futures contracts, option contracts and financial swap contracts) are dictated by risk management policies.

     Fuels Company is responsible for providing fuel procurement services on our behalf and for managing fuel price risks. Fixed price forward contracts, as well as futures, options, and financial swaps are all instruments, which may be used to manage these risks. The majority of our coal supply contracts are physical forward contracts. We have entered into several long-term contracts with various suppliers to purchase coal in order to manage our exposure to fuel prices. See
Note 10 - Commitments and Contingencies to our Financial Statements under Item 8 for further information. We have satisfied 67% of our 2002 power supply needs through coal. All of the required 2003 and over 90% of the required 2004 supply of coal for our coal-fired power plants has been acquired at fixed prices. As such, we have minimal coal price risk for 2003 and 2004. At December 31, 2002, approximately 52% of our coal requirements for 2005 through 2007 were covered by contracts. We are exposed to changes in market prices for natural gas we must purchase to run our combustion turbine generators. Our natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to our intermediate and peaking units by optimizing transportation and storage options and minimizing cost and price risk by structuring various supply agreements to maintain access to multiple gas pools and supply basins and reducing the impact of price volatility. For 2002, 2001 and for the period from May 1, 2000 through December 31, 2000, natural gas costs were approximately $44 million, $30 million and $5 million, respectively. At December 31, 2002, approximately 36% of our 2003 natural gas requirements for generation were covered by contracts.

     Although we cannot completely eliminate the effects of gas price volatility, our strategy is designed to minimize the effect of market conditions on our results of operations. Our gas procurement strategy includes procuring natural gas under a portfolio of agreements with price structures, including fixed price, indexed price and embedded price hedges such as caps and collars. Our strategy also utilizes physical assets through storage, operator and balancing agreements to minimize price volatility. Our electric marketing strategy is to extract additional value from our generation facilities by selling energy in excess of needs into the long-term and short-term markets for term sales and purchasing energy when the market price is less than the cost of generation. Our primary use of derivatives has involved transactions that are expected to reduce price risk exposure for us.

     With regard to our exposure to commodity price risk for purchased power and excess electricity sales, we have an affiliate, AmerenEnergy, whose primary responsibility includes managing market risks associated with changing market prices for electricity purchased and sold on our behalf.

Electricity Price Risk

     We measure our electricity position as total generating resources available, given historical forced outage rates, planned outages and forward market prices, less projected fixed price load requirements. We consider the contracts in place through the end of 2004 to supply full requirements to AmerenCIPS' native load and fixed price market-based retail customers plus Marketing Company's wholesale contract commitments to be load requirements. Our electricity and capacity price risks are primarily mitigated by the Generating Company - Marketing Company agreement, the Marketing Company - AmerenCIPS agreement, and Marketing Company's fixed price wholesale and retail contract commitments and are therefore the largest single protection against falling electricity and capacity prices. For the year ended December 31, 2002, revenues generated from the Generating Company - Marketing Company agreement was 85% (2001 - 87%).

     The portion of our capacity which is not covered by the agreements and contracts discussed above will be managed either by Marketing Company (generally for wholesale transactions over one year and retail sales) or AmerenEnergy (generally for wholesale transactions under one year). Our strategy is to continue to utilize Marketing Company to offer most of our output under long-term wholesale contracts as more of our capacity and energy become available for resale as existing contracts expire. AmerenEnergy expects to extract additional value from the generating facilities by selling energy in excess of the needs of Marketing Company. Also, AmerenEnergy will purchase power on our behalf when power is available for purchase at lower cost than the cost of our generation. Such power would be purchased to satisfy our delivery requirements under our agreements with Marketing Company, which Marketing Company will use to meet its obligations under the load requirements discussed above.

     The amended joint dispatch agreement includes a sharing mechanism which provides a benefit to us when we are able to use relatively low-cost generation available from AmerenUE to meet our long-term fixed price sales obligations as an alternative or supplement to our own generating resources. Conversely, we forgo some of the potential gain that would arise from high peak power prices in short-term or spot markets because AmerenUE has the right to use our available energy (e.g., energy not sold by us to Marketing Company) to the extent such energy is less expensive than energy produced from AmerenUE's next most economically dispatchable generating unit. The price payable to us in these circumstances would likely be lower than peak market prices. Under the amended joint dispatch agreement, we also share revenues with AmerenUE when sales are made from our or AmerenUE's generating facilities to third parties on a short-term or spot basis. See Note 3 - Related Party Transactions to our Financial Statements under Item 8 for further information.

Equity Price Risk

     We, along with other subsidiaries of Ameren, are a participant in Ameren's defined benefit plans and postretirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2000 for the pension and postretirement plans. As a result, at December 31, 2002, we recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to equity as a result of a charge to OCI of $6 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and Ameren's contributions to the plan during 2002. In future years, the liability recorded, the costs reflected in net income, or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Balance Sheet. See Liquidity and Capital Resources - Operating above.

Fair Value of Contracts

     We, through AmerenEnergy and Fuels Company acting as agents on our behalf, utilize derivatives principally to manage the risk of changes in market prices for fuel, electricity and emission credits. Price fluctuations in fuel and electricity cause:

o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
o market values of fuel inventories or purchased power to differ from the cost of those commodities in inventory and under firm commitment; and
o actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 4 - Derivative Financial Instruments to our Financial Statements under Item 8 for further information.

     The following table summarizes the favorable (unfavorable) changes in the fair value of all contracts marked to market during 2002 and 2001:

=============================================================================================================
                                                                                       2002         2001
-------------------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                                    $  2         $ (9)
     Contracts which were realized or otherwise settled during the period                (2)           9
     Changes in fair values attributable to changes in valuation techniques and                        -
         assumptions                                                                     (a)
     Fair value of new contracts entered into during the period                          (a)          (a)
    Other changes in fair value                                                          (a)           2
-------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at end of period, net                              $ (a)        $  2
=============================================================================================================
(a) Less than $1 million.

     Maturities of contracts as of December 31, 2002 were as follows:

=============================================================================================================
                                        Maturity                                Maturity in
                                       less than      Maturity      Maturity    excess of 5    Total fair
Sources of fair value                    1 year      1-3 years     4-5 years       years       value (a)
-------------------------------------------------------------------------------------------------------------
Prices actively quoted                    $ -           $ -           $ -           $ -           $ -
Prices provided by other external
    sources (b)                             1             -             -             -             1
Prices based on models and other
    valuation methods (c)                  (d)           (1)            -             -            (1)
-------------------------------------------------------------------------------------------------------------
Total                                     $ 1          $ (1)          $ -           $ -          $ (d)
=============================================================================================================

(a) Contracts of approximately 47% of the absolute fair value were with non-investment-grade rated counterparties.
(b) Principally power forward values based on NYMEX prices for over-the-counter contracts.
(c) Principally power forwards and SO2 options valued on information from external sources and our estimates. (d) Less than $1 million.
(d)  Less than $1 million.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o    the effects of increased competition in the future;
o the effects of Ameren's participation in a FERC-approved Regional Transmission Organization, including activities associated with the Midwest Independent System Operator;
o availability and future market prices for fuel and purchased power and electricity, including the use of financial and derivative instruments and volatility of changes in market prices;
o the cost of commodities, such as natural gas, used in the production of electricity and our ability to recover such increased costs;
o    wholesale and retail pricing for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's or our access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed in the future;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made on our behalf; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required to be reported by this item is included under Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 and Note 4 - Derivative Financial Instruments and Note 11 - Fair Value of Financial Instruments to our Financial Statements under Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of AmerenEnergy Generating Company:

In our opinion,  the financial  statements  listed in the index  appearing under
Item 15(A)(1) on Page 52 present fairly, in all material respects, the financial position of AmerenEnergy Generating Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the period May 1, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 13, 2003

                        AMEREN ENERGY GENERATING COMPANY
                                  BALANCE SHEET
                          (In millions, except shares)

                                                                                  December 31,         December 31,
                                                                                      2002                 2001
                                                                                ---------------      --------------
ASSETS:
Property and plant, net (Note 5)                                                 $    1,767           $    1,512
Current assets:
   Cash and cash equivalents                                                              3                    2
   Accounts receivable                                                                   10                    8
   Accounts receivable - intercompany                                                    68                  121
   Other receivables                                                                      2                    -
   Materials and supplies, at average cost -
      Fossil fuel                                                                        50                   40
      Other                                                                              27                   20
   Taxes receivable                                                                      71                    -
   Other                                                                                  -                    2
                                                                                ---------------      --------------
         Total current assets                                                           231                  193
                                                                                ---------------      --------------
Deferred income taxes, net (Note 8)                                                       -                   38
Other                                                                                    12                   13
                                                                                ---------------      --------------
Total Assets                                                                     $    2,010              $ 1,756
                                                                                ===============      ==============

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 10,000 shares authorized -
     2,000 shares outstanding                                                    $        -              $     -
   Other paid-in capital                                                                150                  150
   Retained earnings                                                                    131                  120
   Accumulated other comprehensive income                                                (1)                   4
                                                                                ---------------      --------------
         Total common stockholder's equity                                              280                  274
                                                                                ---------------      --------------
  Subordinated notes payable - intercompany (Note 6)                                    412                  461
  Long-term debt (Note 6)                                                               698                  424
                                                                                ---------------      --------------
         Total capitalization                                                         1,390                1,159
                                                                                ---------------      --------------
Current liabilities:
   Current portion of subordinated notes payable - intercompany (Note 6)                 50                   47
   Accounts and wages payable                                                            55                   63
   Accounts and wages payable - intercompany                                             32                  181
   Notes payable - intercompany                                                         191                   62
   Current portion of income taxes payable - intercompany                                13                   18
   Income taxes payable                                                                   -                   12
   Interest payable                                                                       8                    6
   Interest payable - intercompany                                                        7                    6
   Other                                                                                  2                    3
                                                                                ---------------      --------------
         Total current liabilities                                                      358                  398
                                                                                ---------------      --------------
Commitments and contingencies (Note 1, 2, and 10)
Deferred income taxes, net (Note 8)                                                      66                    -
Accumulated deferred investment tax credits                                              15                   17
Income tax payable - intercompany                                                       162                  177
Other deferred credits and liabilities                                                   19                    5
                                                                                ---------------      --------------
Total Capital and Liabilities                                                    $    2,010              $ 1,756
                                                                                ===============      ==============

See Notes to Financial Statements.

                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                                  (In millions)



                                                                                                    For the period
                                                                                                     May 1, 2000
                                                                               Year Ended              through
                                                                               December 31,          December 31,
                                                                       ----------------------------  -------------
                                                                           2002           2001           2000
                                                                       -------------  -------------  -------------
OPERATING REVENUES:
   Electric - intercompany                                                $ 671          $ 657          $ 372
   Electric                                                                  62             60            105
   Other - intercompany                                                      10             13              3
                                                                       -------------  -------------  -------------
      Total operating revenues                                              743            730            480
                                                                       -------------  -------------  -------------

OPERATING EXPENSES:
   Fuel and purchased power                                                 339            306            236
   Other operations and maintenance                                         174            157            100
   Voluntary retirement and other restructuring charges (Note 6)             10              -              -
   Depreciation and amortization                                             69             53             28
   Other taxes                                                               12             19             13
                                                                       -------------  -------------  -------------
      Total operating expenses                                              604            535            377
                                                                       -------------  -------------  -------------

OPERATING INCOME                                                            139            195            103

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net -
     Miscellaneous income                                                    (1)             5              3
     Miscellaneous expense                                                    -              -              -
                                                                       -------------  -------------  -------------
      Total other income and (deductions)                                    (1)             5              3
                                                                       -------------  -------------  -------------

INTEREST CHARGES:
   Interest expense - intercompany                                           40             41             30
   Interest expense                                                          46             34              5
                                                                       -------------  -------------  -------------
      Total interest charges                                                 86             75             35
                                                                       -------------  -------------  -------------

INCOME TAXES                                                                 20             47             27

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                                32             78             44

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                                          -             (2)             -
                                                                       -------------  -------------  -------------

NET INCOME                                                                $  32          $  76          $  44
                                                                       =============  =============  =============

See Notes to Financial Statements.

                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                                  (In millions)

                                                                                                     For the period
                                                                                                       May 1, 2000
                                                                                    Year Ended            through
                                                                                    December 31,       December 31,
                                                                              ---------------------  --------------
                                                                                   2002       2001          2000
                                                                              ----------  ---------  --------------
Cash Flows From Operating:
   Net income                                                                      $ 32       $ 76          $ 44
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting principle                          -          2             -
         Depreciation and amortization                                               69         53            28
         Deferred income taxes, net                                                  63         29             6
         Deferred investment tax credits, net                                        (2)        (1)           (1)
         Voluntary retirement and other restructuring charges                        10          -             -
         Other                                                                        -          1             -
         Changes in assets and liabilities:
               Accounts receivable                                                   (2)        49           (11)
               Accounts receivable - intercompany                                    51        (84)          (58)
               Materials and supplies                                               (17)       (16)           10
               Taxes receivable, net                                                (39)       (14)           26
               Accounts and wages payable                                           (24)       (39)           24
               Accounts and wages payable - intercompany                            (11)        89            23
               Current portion of income taxes payable-intercompany                 (20)       (16)           (8)
               Interest payable                                                       2          -             6
               Interest payable - intercompany                                        1          3             4
               Assets, other                                                         (5)        (8)            2
               Liabilities, other                                                     3          6             3
                                                                              ----------  ---------  ------------
Net cash provided by operating activities                                           111        130            98
                                                                              ----------  ---------  ------------

Cash Flows Used In Investing:
   Construction expenditures                                                       (442)      (347)         (470)
   Notes receivable - intercompany                                                    -        100          (100)
                                                                              ----------  ---------  ------------
Net cash used in investing activities                                              (442)      (247)         (570)
                                                                              ----------  ---------  ------------

Cash Flows From Financing:
   Paid in capital                                                                    -        150             -
   Dividends paid to Ameren                                                         (21)         -             -
   Debt issuance costs                                                               (4)         -            (7)
   Redemptions:
      Subordinated notes payable - intercompany                                     (46)       (94)            -
      Current portion of subordinated notes payable - intercompany                    -          -             -
   Issuances:
      Notes payable - intercompany                                                  129         62             -
      Subordinated notes payable - intercompany                                       -          -            50
      Long-term debt                                                                274          -           424
                                                                              ----------  ---------  ------------
Net cash provided by financing activities                                           332        118           467
                                                                              ----------  ---------  ------------

Net change in cash and cash equivalents                                               1          1            (5)
Cash and cash equivalents at beginning of year                                        2          1             6
                                                                              ----------  ---------  ------------
Cash and cash equivalents at end of period                                          $ 3        $ 2           $ 1
                                                                              ==========  =========  ============

Cash paid during the periods:
   Interest                                                                        $ 45       $ 34           $ -
   Interest - intercompany                                                           38         39            26
   Income taxes                                                                       1         36            14

See Notes to Financial Statements for further information including non-cash transactions.

                        AMEREN ENERGY GENERATING COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                  (In millions)

                                                                                                 For the period
                                                                                                  May 1, 2000
                                                                             Year Ended             through
                                                                             December 31,         December 31,
                                                                       ------------------------  ---------------
                                                                           2002        2001            2000
                                                                       -----------  -----------  ---------------

Common stock                                                             $     -     $     -          $   -

Other paid-in capital
   Beginning balance                                                         150           -              -
   Change in current period                                                    -         150              -
                                                                       -----------  -----------  ------------
                                                                             150         150              -
                                                                       -----------  -----------  ------------

Retained earnings
   Beginning balance                                                         120          44             -
   Net income                                                                 32          76            44
   Dividends paid to Ameren                                                  (21)          -             -
                                                                       -----------  -----------  ------------
                                                                             131         120            44
                                                                       -----------  -----------  ------------

Accumulated other comprehensive income
   Beginning balance                                                           4           -             -
   Change in derivative financial instruments in current period                1           4             -
                                                                       -----------  -----------  ------------
                                                                               5           4             -
                                                                       -----------  -----------  ------------

   Beginning balance - minimum pension liability                               -           -             -
   Change in minimum pension liability in current period                      (6)          -             -
                                                                       -----------  -----------  ------------

                                                                              (1)          4             -
                                                                       -----------  -----------  ------------

Total common stockholder's equity                                        $   280      $  274          $ 44
                                                                       ===========  ===========  ============


Comprehensive income, net of taxes
   Net income                                                            $    32      $   76          $ 44
   Unrealized net gain/(loss) on derivative hedging instruments,
        net of income taxes of $-, $3, and $-, respectively                    -           4             -
   Reclassification adjustments for gains/(losses) included in net income
        net of income taxes of $1, $2, and $-, respectively                    1           3             -
   Cumulative effect of accounting change net of income taxes of
        $-, $(2), and $-, respectively                                         -          (3)            -
   Minimum pension liability adjustment, net of income taxes of
        $3, $-, and $-, respectively                                          (6)          -             -
                                                                       -----------  -----------  ------------
           Total comprehensive income, net of taxes                      $    27      $   80          $ 44
                                                                       ===========  ===========  ============

See Notes to Financial Statements.

AMEREN ENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 1 - Summary of Significant Accounting Policies

 General

     AmerenEnergy Generating Company, headquartered in St. Louis, Missouri, is an indirect wholly-owned subsidiary of Ameren Corporation (Ameren). We own and operate a wholesale electric generation business in Illinois and Missouri. Much of our business was formerly owned and operated by our affiliate, Central
Illinois Public Service Company, which operates as AmerenCIPS. We were incorporated in the State of Illinois in March 2000. On May 1, 2000, we acquired from AmerenCIPS at net book value five coal-fired electric generating stations, which we refer to as the coal plants, all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and other related rights, assets and liabilities.

     Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA), as amended, and is also headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenCIPS, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003 from The AES Corporation (AES). See Recent Developments for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and manages the related risks for us and our affiliates, AmerenEnergy Development Company (Development Company), which, as our parent, develops and constructs generating facilities for us, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for us and our affiliates for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources.
o Ameren Services Company (Ameren Services), which provides shared support services to us and our affiliates.

     When we refer to our, we, us or Generating Company, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy and Fuels Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our accounting policies conform to generally accepted accounting principles in the United States (GAAP). Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to 2002 reporting.

     Our financial statements are available only for the period since May 1, 2000. Prior to that date, all operations of the coal plants now owned by us were fully integrated with, and therefore results of operations were consolidated into the financial statements of AmerenCIPS, whose business was to generate, transmit and distribute electricity and to provide other utility customer support services.

Property and Plant

     The cost of additions to, and betterments of, units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads. Interest during construction is added for our assets. Maintenance expenditures and the renewal of items not considered units of property are expensed as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation. See Accounting Changes and Other Matters relating to Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

Depreciation

     Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 2002 and 2001 and for the period from May 1, 2000 through December 31, 2000 was approximately 3% of the average depreciable costs.

Interest Capitalized

     Interest is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost." For 2002, interest expense capitalized was $1.2 million (2001 - $1.3 million, 2000 - $0.8 million).

Impairment of Long-Lived Assets

     We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. See Accounting Changes and Other Matters relating to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Unamortized Debt Discount, Premium and Expense

     Discount and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue

     We accrue an estimate of electric revenues for service rendered, but unbilled, at the end of each accounting period.

     Interchange revenues included in Operating Revenues - Electric and Electric Intercompany were $100 million for the year ended December 31, 2002 (2001 - $92 million, 2000 - $137 million). See Emerging Issues Task Force (EITF) Issue 02-3 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" discussion under Accounting Changes and Other Matters below for further information.

Purchased Power

     Purchased power included in Operating Expenses - Fuel and Purchased Power was $107 million for the year ended December 31, 2002 (2001 - $125 million, 2000
- $119 million). See EITF 02-3 discussion under Accounting Changes and Other Matters for further information.

Income Taxes

     We are included in the consolidated federal income tax return filed by Ameren. As a subsidiary of Ameren, we could be considered jointly and severally liable for assessments of additional tax on the consolidated group. Income taxes are allocated to the individual companies based on their respective taxable income or loss. Our provision for income taxes has been presented based on federal and state taxes we would have presented on a stand-alone company basis. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

     Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

 Accounting Changes and Other Matters

     In January 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption resulted in a cumulative effect charge of $2 million, net of taxes, to the income statement, and a cumulative effect adjustment of $3 million, net of taxes, to Accumulated Other Comprehensive Income (OCI), which reduced common stockholder's equity. See
Note 4 - Derivative Financial Instruments for further information.

     In January 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. SFAS 141 and SFAS 142 were utilized for Ameren's acquisition of CILCORP, Inc. and AES Medina Valley Cogen (No. 4), LLC. See Note 12 - Subsequent Event for further information.

     We are adopting SFAS 143 in the first quarter of 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. Uncertainties as to the probability, timing or cash flows associated with an asset retirement obligation affect our estimate of fair value.

     Upon adoption of this standard, we expect to recognize asset retirement obligations of approximately $5 million related primarily to retirement costs for an ash pond. The difference between the net asset and the liability to be recorded upon adoption related to our assets will be recorded as a loss of approximately $2 million, net of taxes, for a change in accounting principle.

     In addition to these obligations, we have determined that certain other asset retirement obligations exist. However, we are unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations are indeterminable. We do not believe that these obligations, when incurred, will have a material adverse impact on our financial position, results of operations or liquidity.

     SFAS 143 also may require a change in the depreciation methodology we have historically utilized for our non-regulated operations. Historically, we have included an estimated cost of dismantling and removing plant from service upon retirement in the basis upon which our depreciation rates were determined. SFAS 143 requires us to exclude costs of dismantling and removal upon retirement from the depreciation rates applied to non rate-regulated plant balances. Further, we are required to remove accumulated provisions for dismantling and removal costs from accumulated depreciation, where they are currently embedded, and reflect such adjustment as a gain upon adoption of this standard, to the extent such dismantling and removal activities are not considered obligations as defined by SFAS 143. At this time we have not finalized our determination of the gain to be recorded upon adoption of SFAS 143 for our non rate-regulated operations;
however, it will likely substantially exceed the loss resulting from adopting this standard. Additionally, beginning in January 2003, depreciation rates for non rate-regulated assets will be reduced to reflect the discontinuation of the accrual of dismantling and removal costs. As a result, non rate-regulated asset removal costs will be expensed as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in operations and maintenance expense, the net impact of which is indeterminable, but not expected to be material.

     On January 1, 2002, we adopted SFAS 144. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 did not have any effect on our financial position, results of operations or liquidity in 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize, and measure at fair value, a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     During 2002, we adopted the provisions of EITF 02-3 that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF No. 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS 133 trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. We have adopted and applied this guidance to 2002 and 2001, which had no impact on previously reported earnings or stockholder's equity. The adoption of EITF 02-3, rescission of EITF 98-10 and the related transition guidance resulted in netting of energy contracts and lowered our reported revenues and costs with no impact on earnings. The following table summarizes the impact of energy contract netting for the year ended December 31, 2001 and for the period May 1, 2000 through December 31, 2000:

================================================================================
                                                     2001                   2000
--------------------------------------------------------------------------------
Previously reported gross operating  revenues       $ 986                  $ 480
Revenues and costs netted (a)                         256                     -
--------------------------------------------------------------------------------
Net operating revenues reported                     $ 730                  $ 480
================================================================================
(a) Revenues and costs netted for the year ended December 31, 2002 were $253 million. SFAS 133 was adopted on January 1, 2001 and therefore, no netting was required for the year ended December 31, 2000.


NOTE 2 - Rate and Regulatory Matters

Missouri Electric

Marketing Company - AmerenUE Power Supply Agreements

     In order to satisfy its regulatory load requirements for 2001 and 2002, AmerenUE purchased, under a one-year contract 450 megawatts of capacity and energy (the 2001 Marketing Company - AmerenUE agreement) and 200 megawatts of capacity and energy (the 2002 Marketing Company - AmerenUE agreement) from Marketing Company. These agreements were entered into through a competitive bidding process and reflected market-based rates. We supplied the power for these agreements under our power supply agreement with Marketing Company.

     The Federal Energy Regulatory Commission (FERC) accepted the 2001 Marketing Company - AmerenUE agreement as filed. The 2002 Marketing Company - AmerenUE agreement was set for hearing to determine that the contract terms were just and reasonable. On March 12, 2003, a settlement between Marketing Company and the FERC Staff was approved by the FERC effectively resolving all issues concerning the 2002 Marketing Company - AmerenUE agreement set for hearing. While the FERC order contains a standard refund report requirement, no refunds are due under the settlement as approved.

     In May 2001 and May 2002, the Missouri Public Service Commission (MoPSC) filed complaints with SEC relating to these agreements. While the complaints were pending, the MoPSC and AmerenUE reached an agreement for resolving these disputes. The agreement requires AmerenUE to not enter into any new contracts to purchase wholesale electric energy from any Ameren affiliate that is an exempt wholesale generator without first obtaining, on a timely basis, the determinations required of the MoPSC that are specified in Section 32(k) of the PUHCA. However, this commitment did not prevent AmerenUE from completing the purchases contemplated by the 2001 and 2002 Marketing Company - AmerenUE agreements and does not prevent AmerenUE from making short term energy purchases (less than 90 days) from an Ameren affiliate, without prior MoPSC determination, to prevent or alleviate system emergencies. As part of this agreement, the MoPSC has agreed to terminate its SEC complaints.


Illinois Electric

     In 2002, all of Ameren's Illinois residential, commercial and industrial customers had choice in electric suppliers.

     As a provision of the legislation related to the restructuring of the Illinois electric industry (the Illinois Law), a rate freeze is in effect through January 1, 2007. As a result of this extension through January 1, 2007, Marketing Company expects to seek to renew or extend a power supply agreement between AmerenCIPS and Marketing Company through the same period. A renewal or extension of the power supply agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether Marketing Company will be successful in securing a renewal or extension of this agreement.

Federal - Electric Transmission

Regional Transmission Organization

     In December 1999, the FERC issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities and are designed to improve the wholesale power market. Beginning in January 2001, our affiliates, AmerenUE and AmerenCIPS, along with several other utilities, sought approval from the FERC to participate in an RTO known as the Alliance RTO. The Ameren companies had previously been members of the Midwest Independent System Operator (Midwest ISO) and recorded a pretax charge to earnings in 2000 of $25 million ($15 million, net of taxes) for an exit fee and other costs when they left that organization. Ameren believed that the for-profit Alliance RTO business model was superior to the not-for-profit Midwest ISO business model and provided Ameren with a more equitable return on its transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. In April 2002, after the Alliance RTO and Midwest ISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the Midwest ISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and National Grid to purchase certain services from the Midwest ISO at incremental cost rather than Midwest ISO's full tariff rates. The FERC also ordered the Midwest ISO to return the exit fee paid by the Ameren companies to leave the Midwest ISO, provided the Ameren companies return to the Midwest ISO and agree to pay their proportional share of the startup and ongoing operational expenses of the Midwest ISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order.

     Following the April 2002 FERC order, the Ameren companies made filings with the FERC indicating that they would return to the Midwest ISO through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by AmerenCIPS and AmerenUE, and subsidiaries of FirstEnergy Corporation and NiSource

Inc. Upon receipt of final FERC approval of the definitive agreements establishing GridAmerica, a subsidiary of National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the Midwest ISO on behalf of GridAmerica.
Other  Alliance  RTO  companies  announced  their  intentions  to  join  the PJM
Interconnection LLC (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on Midwest ISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the Midwest ISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and Midwest ISO immediately begin a process to address the reliability and rate-barrier issues raised by the Ameren companies and other market participants in previous filings.

     The compliance filing to facilitate the formation and operation of GridAmerica as an independent transmission company within the Midwest ISO, as contemplated in the July 31, 2002 order of the FERC, was conditionally accepted by the FERC in an order issued December 19, 2002. In the order, the FERC approved the return of the $18 million exit fee paid by the Ameren companies to leave the Midwest ISO with interest once GridAmerica becomes operational. The FERC also approved, subject to further filings, reimbursement of $36 million to the GridAmerica companies for expenses incurred to form the Alliance RTO. GridAmerica is scheduled to become operational in spring 2003. Ameren's participation in GridAmerica remains subject to MoPSC approval. An order from the MoPSC is expected during the third quarter of 2003.

     We do not own transmission assets. However, we pay AmerenUE and AmerenCIPS for the use of their transmission lines to transmit power. Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of Ameren's participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the impact that on-going RTO developments will have on our financial position, results of operations or liquidity.

Standard Market Design Notice of Proposed Rulemaking (NOPR)

     On July 31, 2002, the FERC issued a Standard Market Design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. On November 15, 2002, Ameren filed its initial comments on the NOPR with the FERC expressing its concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. Ameren also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. Ameren filed additional comments on the remaining sections of the NOPR during the first quarter of 2003. Until the FERC issues a final rule, we are unable to predict the ultimate impact on our future financial position, results of operations or liquidity.


NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren, our ultimate parent company, and Ameren's other subsidiaries. These transactions primarily consist of power purchases and sales, services received or rendered, borrowings and lendings. The transactions with these affiliates are reported as intercompany transactions.

Transfer of Assets

     On May 1, 2000, AmerenCIPS transferred its electric generating assets and related liabilities, at net book value, to us, in exchange for a subordinated promissory note from us in the principal amount of $552 million and 1,000 shares of our common stock (Transfer). The transferred assets represented generating capacity of approximately 2,860 megawatts at the time of the transfer. Approximately 45% of AmerenCIPS' employees were transferred to us as part of the transaction. The significant components of net assets transferred are as follows:

   ===================================================================

   -------------------------------------------------------------------
   Cash                                                          $  6
   Other receivable - intercompany                                 26
   Material and supplies                                           54
   Other current assets                                             6
   Property and plant, net                                        635
   -------------------------------------------------------------------
   Total assets transferred                                      $727
   -------------------------------------------------------------------

   Accounts payable                                              $  6
   Other current liabilities                                        3
   Other deferred credits                                           2
   Deferred investment tax credits                                 20
   Deferred tax liabilities, net                                  144
   -------------------------------------------------------------------
   Total liabilities transferred                                 $175
   -------------------------------------------------------------------

   -------------------------------------------------------------------
   Net assets transferred                                        $552
   ===================================================================

Capital Additions

     During 2000, we acquired nine combustion turbine generating units at Pinckneyville, Gibson City, and Joppa, Illinois from Development Company and an affiliate at their historical net book value. The total installed cost of these combustion turbine generating units was approximately $275 million. These units represent approximately 595 megawatts of capacity.

     During 2001, we acquired twelve combustion turbine generating units at Kinmundy, Pinckneyville, and Grand Tower, Illinois and Columbia, Missouri from Development Company at Development Company's historical net book value. The total installed cost of the combustion turbine generating units was approximately $530 million. These units represent approximately 850 megawatts of capacity.

     During 2002, we acquired four combustion turbine generating units at Elgin, Illinois from Development Company at Development Company's historical net book value. The total installed cost of the combustion turbine generating units was approximately $215 million. These units represent approximately 470 megawatts of capacity.

     See Note 10 - Commitments and Contingencies for further information regarding our intention to sell our Pinckneyville and Kinmundy, Illinois combustion turbine generating units to our affiliate, AmerenUE.

Operating Lease

     We entered into an operating lease agreement with Development Company for the units at the Joppa, Illinois site wherein the three combustion turbine generating units (totaling approximately 185 megawatts of capacity) were leased to Development Company for a minimum term of fifteen years expiring September 30, 2015. We receive rental payments under the lease in fixed monthly amounts that vary over the term of the lease and range from $0.8 - $1.0 million per month. Development Company is entitled to all of the output produced from the three units and is responsible for all operating expenses. Development Company entered into an agreement with Midwest Electric Power, Inc., an affiliate, under which Midwest Electric Power, Inc. provides operations and maintenance services at the Joppa site. On November 1, 2000, Development Company and Marketing Company entered into an electric power supply agreement, referred to as the Development Company - Marketing Company agreement. This agreement entitles Marketing Company to all of the output from the Joppa site. This agreement also contains a monthly capacity charge that approximates the lease payments Development Company makes to us and an energy charge equal to the variable costs of operating the combustion turbine generating units.

Electric Power Supply Agreements

     We have a power supply agreement with Marketing Company, which we refer to as the Generating Company - Marketing Company agreement. Marketing Company, in turn, has a power supply agreement with AmerenCIPS, which we refer to as the Marketing Company - AmerenCIPS agreement. Under these power supply agreements, we agree to supply to Marketing Company, and Marketing Company, in turn, agrees to supply to AmerenCIPS, all of the energy and capacity needed by AmerenCIPS to fulfill its obligations to offer service to its retail customers. For capacity and energy needed to meet its obligations to retail tariff customers, AmerenCIPS pays Marketing Company fixed prices. For its fixed-price retail contracts, AmerenCIPS pays Marketing Company the price it receives under these contracts. Under the Generating Company - Marketing Company agreement, Marketing Company "passes through" to us the amounts received under the Marketing Company - AmerenCIPS agreement. The Marketing Company - AmerenCIPS agreement will terminate December 31, 2004. The Generating Company - Marketing Company agreement will remain in effect unless terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004. See Illinois Electric in Note 2 for information regarding a possible renewal or extension of the Marketing Company - AmerenCIPS agreement through January 1, 2007. Electric revenues derived under the Generating Company - Marketing Company agreement were $626 million for 2002 (2001 - $623 million) and $341 million for the period from May 1, 2000 through December 31, 2000. No other customer represents greater than 10% of our revenues.

Joint Dispatch Agreement

     We jointly dispatch generation with AmerenUE under an amended joint dispatch agreement. Under the amended agreement, both of us are entitled to serve our load requirements from our own least-cost generation first, and then allow the other company access to any available excess generation. All of our sales to Marketing Company are considered load requirements. Sales made by us to other customers through AmerenEnergy, as our agent, are not considered load requirements. The agreement has no expiration, but either party may give a one year notice of termination beginning January 1, 2004. Termination of this agreement could have a material adverse impact on our business.

     Electric revenues derived through sales of available generation through AmerenEnergy were $56 million for 2002 (2001- $55 million) and $105 million for the period from May 1, 2000 through December 31, 2000. These amounts are inclusive of the adjustments made in accordance with EITF Issue 02-3. See Note 1
- "Summary of Significant Accounting Policies." Electric revenues derived through sales of available generation to AmerenUE through the amended joint dispatch agreement were $40 million for 2002 (2001- $33 million) and $31 million for the period from May 1, 2000 through December 31, 2000.

     Purchased power derived from AmerenEnergy was $30 million for 2002 (2001 - $41 million) and $67 million for the period from May 1, 2000 through December 31, 2000. Intercompany power purchases from the amended joint dispatch agreement between AmerenUE and us and other agreements for 2002 were $77 million (2001- $84 million) and $52 million for the period from May 1, 2000 through December 31, 2000.

Other Electric Revenues - Intercompany

     Electric revenues derived through sales of available generation to our affiliate EEI were $4 million for 2002 (2001 - less than $1 million) and less than $1 million for the period from May 1, 2000 through December 31, 2000.

Ameren Services and AmerenEnergy Charges

     Support services provided by our affiliates, Ameren Services and AmerenEnergy, including wages, employee benefits, professional services and other expenses are based on actual costs incurred. Other operating expenses provided by Ameren Services and AmerenEnergy, for 2002 were $35 million (2001 - $28 million) and $18 million for the period May 1, 2000 through December 31, 2000.

Non-Utility Money Pool

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $600 million from Ameren through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-utility money pool or external sources are used by Ameren to increase the available amounts. At December 31, 2002, $445 million was available through the non-utility money pool not including additional funds available through invested cash balances at Ameren and uncommitted bank lines. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 7.60% in 2002 (2001 - 4.08%) and 6.52% for the period from May 1, 2000 through December 31, 2000. These rates are based on the cost of Ameren's funds used to fund money pool advances. We incurred $6 million in net intercompany interest expense associated with outstanding borrowings from the non-utility money pool in 2002 (2001 - $2 million) and $1 million for the period from May 1, 2000 through December 31, 2000. At December 31, 2002, we had borrowings of $191 million from the non-utility money pool.

     Ameren's and our financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Many of Ameren's committed credit facilities require the borrower to represent, in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. Ameren's financing arrangements do not contain credit rating triggers, with the exception of certain ratings triggers within CILCO's financing arrangements.

     Covenants in Ameren's committed credit facilities require the maintenance of the percentage of total debt to total capital of 60% or less for Ameren, AmerenUE and AmerenCIPS. As of December 31, 2002, this ratio was approximately 50%, 43% and 50% for Ameren, AmerenUE, and AmerenCIPS, respectively. Ameren's committed credit facilities also include indebtedness cross default provisions that could trigger a default under these facilities in the event any subsidiary of Ameren (subject to definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults on indebtedness in excess of $50 million.

     Most of Ameren's committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum ERISA funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. However, based on stock market and interest rate performance during 2002, Ameren believes an excess unfunded liability may occur. As a result, Ameren may need to terminate or replace the affected facilities, renegotiate the facility provisions or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, Ameren believes it would otherwise have sufficient liquidity to manage its short-term funding requirements.

Other

     See Note 6 - Long-Term Debt and Intercompany Notes Payable for further information regarding our intercompany notes payable to AmerenCIPS and Ameren.


NOTE 4 - Derivative Financial Instruments

     We, through AmerenEnergy and Fuels Company acting as agents on our behalf, utilize derivatives principally to manage the risk of changes in market prices for fuel, electricity and emission credits. Price fluctuations in fuel and electricity cause:

o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
o market values of fuel inventories or purchased power to differ from the cost of those commodities in inventory and under firm commitment; and
o actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internal forecasts of forward prices. We actively manage our exposure to power price risk through our power risk management program carried out under our risk management guidelines to modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce price risk for us.

     In addition, we may purchase additional power, again within risk management guidelines, in anticipation of power requirements and future price changes. Certain derivative contracts we enter into on a regular basis as part of our power risk management program do not qualify for hedge accounting or the normal purchase and sale exceptions under SFAS 133. Accordingly, these contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our power risk management program may be settled by either physical delivery or net settled with the counterparty. See also Note 1 - Summary of Significant Accounting Policies for further information.

     As of December 31, 2002, we recorded the fair value of derivative financial instrument assets of $1 million in Other Assets and the fair value of derivative financial instrument liabilities of $1 million in Other Deferred Credits and Liabilities.

Cash Flow Hedges

     We routinely enter into forward purchase and sales contracts for electricity based on forecasted levels of economic generation and customer requirements. The relative balance between customer requirements and economic generation varies throughout the year. The contracts typically cover a period of twelve months or less. The purpose of these contracts is to hedge against possible price fluctuations in the spot market for the period covered under the contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. The mark-to-market value of cash flow hedges will continue to fluctuate with changes in market prices up to contract expiration.

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was approximately a $1 million loss for 2002 (2001 - $4 million gain).

     As of December 31, 2002, we had hedged a portion of the electricity price exposure for the upcoming twelve-month period. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a gain of less than $1 million.

     As of December 31, 2002, a gain of approximately $6 million ($4 million, net of taxes) associated with interest rate swaps was included in OCI. The swaps were a partial hedge of the interest rate on long-term debt that was issued in June 2002. The swaps covered the first ten years of debt that has a 30-year maturity and the gain in OCI is being amortized over a ten-year period beginning in June 2002.


NOTE 5 - Property and Plant, Net

     At December 31, 2002 and 2001, property and plant, net consisted of the following:

================================================================================
                                                         2002               2001
--------------------------------------------------------------------------------
Property and plant, at original cost:
  Electric                                            $ 2,462           $ 2,141
     Less accumulated depreciation and amortization       745               689
--------------------------------------------------------------------------------
                                                        1,717             1,452
Construction work in progress:                             50                60
--------------------------------------------------------------------------------
Property and plant, net                               $ 1,767           $ 1,512
================================================================================

NOTE 6 - Long-Term Debt and Intercompany Notes Payable

     The following tables summarize our long-term debt and intercompany notes payable at December 31, 2002 and 2001:

================================================================================
                                                              2002         2001
--------------------------------------------------------------------------------
Subordinated intercompany notes payable
--------------------------------------------------------------------------------
     2000 AmerenCIPS note 7% due 2005 (a)                   $   419       $ 462
     2000 Ameren note 7% due 2005 (b)                            43          46
================================================================================
                                                                462         508
--------------------------------------------------------------------------------
Unsecured notes
--------------------------------------------------------------------------------
      2000 Senior Notes Series C 7.75% due 2005 (c) (f) (g)     225         225
      2000 Senior Notes Series D 8.35% due 2010 (d) (f) (g)     200         200
      2002 Senior Notes Series F 7.95% due 2032 (e) (f) (g)     275           -
--------------------------------------------------------------------------------
                                                                700         425
--------------------------------------------------------------------------------
Unamortized discount and premium on debt                         (2)         (1)
--------------------------------------------------------------------------------
Maturities due within one year                                  (50)        (47)
--------------------------------------------------------------------------------
Total long-term debt and intercompany notes payable         $ 1,110       $ 885
================================================================================
(a) Interest is payable on February 1, May 1, August 1, and November 1 of each year commencing August 1, 2000. Partial principal payments are payable annually on May 1 with the remaining principal due May 1, 2005.
(b) Interest is payable on February 1, May 1, August 1, and November 1 of each year commencing August 1, 2000. Partial principal payments are payable annually on May 1 with the remaining principal due May 1, 2005.
(c) Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2001. Principal will be payable on November 1, 2005.
(d) Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2001. Principal will be payable on November 1, 2010.
(e) Interest is payable semiannually in arrears on June 1 and December 1 of each year, commencing December 1, 2002. Principal will be payable on June 1, 2032.
(f) Our senior note indenture contains covenants which, among other things, restrict dividend payments, subordinated debt interest payments and future bond issuance if certain financial conditions are not met. These conditions include minimum interest coverage ratios and a maximum debt to capital ratio. At December 31, 2002, we were in compliance with all such provisions.
(g) We may redeem these notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest, if any, plus a make-whole premium, calculated using a discount rate equal to the interest rate on comparable U.S. treasury securities plus 25 basis points.
(h) We may redeem these notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest, if any, plus a make-whole premium, calculated using a discount rate equal to the interest rate on comparable U.S. treasury securities plus 37.5 basis points.

     The  following   table   summarizes   maturities  of  long-term   debt  and
intercompany notes payable at December 31, 2002:

          ========================================

          ----------------------------------------
                  2003                 $ 50
                  2004                   53
                  2005                  584
                  2006                    -
                  2007                    -
          ----------------------------------------
               Thereafter               475
          ----------------------------------------
                  Total              $ 1,162
          ----------------------------------------

     On June 6, 2002, we issued $275 million of 7.95% Senior Notes, Series E due June 1, 2032 (Series E Notes) in a Rule 144A transaction sold to institutional investors. Interest is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2002. We received net proceeds of $271 million, after debt discount and fees, that were used to reduce short-term borrowings incurred to finance previous generating capacity additions and for general corporate purposes. In the fourth quarter of 2002, we filed a registration statement on Form S-4 to register the Senior Notes under the Securities Act of 1933, as amended, to permit an exchange offer of the Senior Notes. In January 2003, all holders completed their exchange of the Senior Notes for new Series F Notes which were identical in all material respects to the Series E Notes except that the new series of notes do not contain transfer restrictions and are registered.

     On November 1, 2000, we issued $225 million of Senior Notes, Series A due November 1, 2005 (Series A Notes) and $200 million of Senior Notes, Series B due November 1, 2010 (Series B Notes) (collectively, the Senior Notes) in a Rule 144A transaction sold to institutional investors. The proceeds received from the Senior Notes were $423.6 million before transaction costs. In the first quarter of 2001, we filed a registration statement on Form S-4 to register the Senior Notes under the Securities Act of 1933, as amended, to permit an exchange offer of the Senior Notes. In June 2001, all holders completed their exchange of the Senior Notes for new Series C Notes and Series D Notes which are identical in all material respects to the Series A Notes and Series B Notes, respectively, except that the new series of notes do not contain transfer restrictions and are registered.

     On May 1, 2000, AmerenCIPS transferred its electric generating assets and related liabilities, at net book value, to us in exchange for a subordinated promissory note from us in the principal amount of $552 million and 1,000 shares of our common stock. On June 30, 2000, we issued a second subordinated intercompany note in the amount of $50 million to Ameren. This note is subordinated to all senior debt as well as to the subordinated note held by AmerenCIPS. The two subordinated intercompany notes each have a term of five years and bear interest at 7% based on a 10-year amortization schedule.

     Our Senior Note indenture includes provisions that require us to maintain a senior debt service coverage ratio of at least 1.75 to 1 (for both the prior four fiscal quarters and for the next succeeding four, six-month periods) in order to pay dividends, or to make payments of principal or interest under certain subordinate indebtedness, excluding amounts payable under our intercompany note payable with AmerenCIPS. For the four quarters ended December 31, 2002, this ratio was 4.10 to 1. In addition, the indenture also restricts us from incurring any additional indebtedness, with the exception of certain permitted indebtedness as defined in the indenture, unless our senior debt service coverage ratio equals at least 2.5 to 1 for the most recently ended four fiscal quarters and our senior debt to total capital ratio would not exceed 60%, both after giving effect to the additional indebtedness on a pro-forma basis. This debt incurrence requirement is disregarded in the event certain rating agencies reaffirm our ratings after considering the additional indebtedness. As of December 31, 2002, our senior debt to total capital ratio was 55%. At December 31, 2002, we were in compliance with our Senior Note indenture and covenants.

     Amortization of debt issuance costs and premium/discount for the years ended December 31, 2002 of $1 million (2001 - $1 million; 2000 - less than $1 million) were included in interest expense in the income statement.


NOTE 7 - Voluntary Retirement and Other Restructuring Charges

     Voluntary retirement and other restructuring charges were $10 million in 2002 or $6 million, net of tax.

     In December 2002, approximately 550 employees, which includes approximately 35 of our employees and additional employees providing support functions to us through Ameren Services, accepted a voluntary retirement program that was offered to approximately 1,000 of Ameren's 7,400 employees. Eligible employees had to be age 50 or over, regular, full-time employees and have at least 10 years of service with Ameren. While we expect to realize significant long-term savings as a result of this program, we incurred a pretax charge of $8 million ($5 million, net of taxes) in December 2002 related to the voluntary retirement program. These costs consisted primarily of special termination benefits associated with Ameren's pension and post-retirement benefit plans.

     In December 2002, we announced that we were temporarily suspending operation of two coal-fired generating units at our Meredosia, Illinois plant, representing 126 megawatts of power generation capacity. The capacity reductions and related severance charges resulted in a charge of $2 million ($1 million, net of taxes) in December 2002.

NOTE 8 - Income Taxes

     Total income tax expense for 2002 resulted in an effective tax rate of 39% on earnings before income taxes (38% in 2001 and 38% for the period from May 1, 2000 through December 31, 2000).

     Principal reasons such rates differ from the statutory federal rate for the years ended December 31, 2002, 2001 and for the period from May 1, 2000 through December 31, 2000 were as follows:

================================================================================
                                                2002             2001       2000
--------------------------------------------------------------------------------
Statutory federal income tax rate:               35%              35%        35%
Increases (decreases) from:
  Depreciation differences                       (1)               1           -
  Amortization of investment tax credit          (3)              (1)        (2)
  State income tax                                5                3          5
  Other                                           3                -          -
--------------------------------------------------------------------------------
Effective income tax rate                        39%              38%        38%
--------------------------------------------------------------------------------

     Components of income tax expense for the years ended December 31, 2002, 2001 and for the period May 1, 2000 through December 31, 2000 were as follows:

================================================================================
                                                2002             2001       2000
--------------------------------------------------------------------------------
Taxes currently payable (principally federal):
Included in operating expenses                $ (41)             $ 18      $ 23
Included in other income--
     Miscellaneous, net                           -                 1         -
--------------------------------------------------------------------------------
                                              $ (41)             $ 19      $ 23

Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences                 $  60              $ 22      $  2
     Other                                        3                 7         3
--------------------------------------------------------------------------------
                                              $  63              $ 29      $  5

Deferred investment tax credits, amortization:
Included in operating expenses                $  (2)             $ (1)     $ (1)
--------------------------------------------------------------------------------
Total income tax expense                      $  20              $ 47      $ 27
================================================================================

     In accordance with SFAS 109, "Accounting for Income Taxes," the step-up in basis for tax purposes of the transferred assets from AmerenCIPS to us in May 2000, resulted in an additional tax basis for us and a deferred intercompany tax gain for AmerenCIPS of approximately $552 million, resulting in a deferred tax asset for us of approximately $219 million and an equivalent income tax payable
- intercompany balance. This transaction was recorded as a non-cash transaction. The deferred tax asset and intercompany tax payable are being amortized and paid, respectively, over twenty years, the approximate remaining life of the transferred assets.

     Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001:

================================================================================
                                                              2002          2001
--------------------------------------------------------------------------------
Accumulated deferred income taxes:
  Accelerated depreciation                                   $ 200        $ 132
  Tax basis step-up                                           (175)        (196)
  Investment tax credits                                        (6)          (7)
  Capitalized taxes and expenses                                49           34
  Deferred benefits                                             (4)          (1)
  Other                                                          2            -
--------------------------------------------------------------------------------
Total net accumulated deferred income tax liability (asset)  $  66        $ (38)
================================================================================

NOTE 9 - Retirement Benefits

Pension

     Ameren has defined benefit retirement plans covering substantially all of our employees. Benefits are based on the employees' years of service and compensation. Ameren's plans are funded in compliance with income tax regulations and federal funding requirements. We, along with other subsidiaries of Ameren, are a participant in Ameren's plans and are responsible for our proportional share of the costs. Our share of the pension costs for 2002, were $2 million (2001 and 2000 were less than $1 million) of which approximately 3% (2001 - 4%; 2000 - 1%) was charged to construction accounts.

     Ameren made cash contributions totaling $31 million to Ameren's defined benefit retirement plan during 2002. Our share of the cash contribution was approximately $4 million. At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, net of taxes, which resulted in a charge to OCI and a reduction in stockholder's equity. Our share of the minimum pension liability was $6 million, net of taxes. Based on the performance of plan assets through December 31, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund annually $150 million to $175 million in 2005, 2006 and 2007 in order to maintain minimum funding levels. In addition, Ameren estimates the pension funding for CILCORP to be less than $1 million in 2003 and approximately $5 million in 2004. We expect our share of the annual funding in 2005, 2006, and 2007 to be between $18 million to $21 which includes our share related to employees of Ameren Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in government regulations. At December 31, 2002, Ameren's Net Benefit Obligation was $1,587 million and its Fair Value of Plan Assets was $1,059 million.

     Ameren's assumptions for actuarial present value of projected benefit obligations during 2002, 2001 and 2000 were as follows:

================================================================================
                                           2002            2001             2000
--------------------------------------------------------------------------------
Discount rate at measurement date         6.75%           7.25%            7.50%
Expected return on plan assets            8.50%           8.50%            8.50%
Increase in future compensation           3.75%           4.25%            4.50%
--------------------------------------------------------------------------------

Post-Retirement

     Ameren's funding policy for post-retirement benefits is to annually fund the Voluntary Employee Beneficiary Association trusts (VEBA) with the lesser of the net periodic cost or the amount deductible for federal income tax purposes. We, along with other subsidiaries of Ameren, are a participant in the VEBA, which covers substantially all of our employees, and are responsible for our proportional share of the costs. Our share of the postretirement benefit costs for 2002 were $4 million (2001 - $3 million; 2000 - $2 million) of which approximately 16% (2001 - 5%) were charged to construction accounts.

     Ameren's assumptions for the post-retirement benefit plan obligation measurements for the years ended December 31, 2002, 2001 and 2000 were as follows:

================================================================================
                                           2002            2001             2000
--------------------------------------------------------------------------------
    Discount rate at measurement date     6.75%           7.25%            7.50%
    Expected return on plan assets        8.50%           8.50%            8.50%
    Medical cost trend rate (initial)    10.00%           5.25%            5.00%
    Medical cost trend rate (ultimate)    5.25%           5.25%            5.00%
================================================================================


NOTE 10 - Commitments and Contingencies

     As a result of issues generated in the course of daily business, we are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this Report and in the Notes to our Financial Statements, will not have an adverse material effect on our financial position, results of operations or liquidity.

Capital Expenditures

     We estimate our capital expenditures over the next five years will be approximately $200 million - $230 million, including capitalized interest. This estimate includes capital expenditures for upgrades to existing coal and gas fired facilities and other generation related activities, as well as for compliance with new NOx (nitrogen oxide) control regulations, as discussed later in this Note.

     Our capital program is subject to periodic review and revision, and actual capital costs may vary from the above estimate because of numerous factors. These factors include changes in business conditions, acquisition of additional generating assets, revised load growth estimates, changes in environmental regulations, increasing costs of labor, equipment and materials, and cost of capital.

     We intend to sell at net book value approximately 550 megawatts (approximately $260 million) of our combustion turbine generating units located at Pinckneyville and Kinmundy, Illinois to our regulated affiliate, AmerenUE, which wants them to comply with AmerenUE's recent Missouri electric rate case settlement and to meet its future regulated generating capacity needs. The transfer is subject to receipt of necessary regulatory approvals and is expected to be completed in 2003. Cash proceeds from the sale will be applied toward reducing our short-term money pool borrowings and for other general operating activities. The indenture for our Senior Notes imposes limitations on the use of proceeds of the sale of our generating units if the net book value of the sold assets (together with prior assets sales since November 1, 2000) exceeds 25% of consolidated tangible assets (as defined in the indenture) as of the first day of the most recently ended fiscal quarter prior to the date the assets are sold. We do not expect that the sale of the Pinckneyville and Kinmundy units would exceed the 25% amount. If the sale proceeds did exceed the limitation, they would have to be (1) reinvested in our business within 12 months, (2) used to repay indebtedness or (3) retained by us. This transfer is expected to reduce operating and depreciation costs for 2003.

Fuel Purchase Commitments

     To supply a portion of the fuel requirements of our generating plants, we have entered into various long-term commitments for the procurement of coal and natural gas. In addition, we have entered into various long-term commitments for the purchase of electricity. Total estimated fuel purchase commitments at December 31, 2002 were as follows:

================================================================================

                                                    Coal                Gas
--------------------------------------------------------------------------------
       2003                                         $174                $11
       2004                                          157                  4
       2005                                          120                  3
       2006                                           96                  2
       2007                                           77                  -
--------------------------------------------------------------------------------
       Thereafter                                    165                  4
--------------------------------------------------------------------------------
       Total                                        $789                $24
================================================================================


Leases

     The following table summarizes our lease  obligations at December 31, 2002:
================================================================================

                                      Less than    1 - 3    4 - 5     After 5
                            Total       1 year     years    years      years
--------------------------------------------------------------------------------
    Operating leases (a)     $ 8         $ 1        $ 1      $ 1        $ 5
--------------------------------------------------------------------------------

     (a) Amounts related to certain real estate leases have indefinite payment periods. The amounts for these items are included in the less than 1 year, 1-3 years and 4-5 years. Amounts for after 5 years are not included in the total amount due to the indefinite periods. The estimated obligation for after 5 years is less than $1 million annually for the real estate leases.

     We lease various facilities, office equipment, plant equipment and railcars under operating leases. As of December 31, 2002, rental expense, included in Other Operations and Maintenance expenses, totaled approximately $2 million (2001 - $4 million; 2000 - $4 million).

 Environmental Matters

     We are subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating facilities, our activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. Our activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required. The more significant matters are discussed below.

Clean Air Act

     The Clean Air Act affects both existing generating facilities and new projects. The Clean Air Act and many state laws require significant reductions in SO2 (sulfur dioxide) and NOx emissions that result from burning fossil fuels. The Clean Air Act also contains other provisions that could materially affect some of our projects. Various provisions require permits, inspections, or installation of additional pollution control technology or may require the purchase of emission allowances. Certain of these provisions are described in more detail below.

     The Clean Air Act creates a marketable commodity called an SO2 "allowance." All generating facilities over 25 megawatts that emit SO2 must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO2. All existing generating facilities have been allocated allowances based on a facility's past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities having excess allowances or from SO2 allowance banks. Our generating facilities comply with the SO2 allowance caps through the purchase of allowances or use of low sulfur fuels. The additional costs of obtaining allowances needed for future generation projects should not materially affect our ability to build, acquire, and operate them.

     The U.S. Environmental Protection Agency (EPA) issued a rule in October 1998 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois where most of our facilities are located. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. In addition, the Illinois EPA already has a rule which will require additional NOx controls by the summer of 2003. We expect to have the NOx controls in operation by the summer of 2003 to meet both regulatory requirements.

     As a result of these state requirements, we estimate spending an additional $40 million for pollution control capital expenditures and NOx credits by 2006. This estimate includes the assumption that the regulations will require the installation of Selective Catalytic Reduction technology on some of our units, as well as additional controls.

     Under both Illinois and Missouri regulatory programs, we have applied for Early Reduction NOx credits which would allow us to manage compliance strategies by either purchasing NOx control equipment or utilizing credits. We are eligible for such credits due to the current low NOx emission rates achieved on some of our boilers due to past NOx control efforts.

     On December 31, 2002, the EPA published in the Federal Register revisions to the New Source Review (NSR) programs under the Clean Air Act, including changes to the routine maintenance, repair and replacement exclusions. Various Northeastern states have filed a petition with the United States District Court for the District of Columbia challenging the legality of the revisions to the NSR programs. It is likely that various industries and environmental groups will seek to intervene in that challenge. At this time, we are unable to predict the impact of this challenge on our future financial position, results of operations, or liquidity.


National Ambient Air Quality Standards

     In July 1997, the EPA issued regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. The standards were challenged by industry and some states, and arguments were eventually heard by the U.S. Supreme Court. In February 2001, the Supreme Court upheld the standards in large part, but remanded a number of significant implementation issues back to the EPA for resolution. The EPA is currently working on a new rulemaking to address the issues raised by the Supreme Court. New ambient standards may require significant additional reductions in SO2 and NOx emissions from our power plants by 2008. At this time, we are unable to predict the ultimate impact of these revised air quality standards on our future financial position, results of operations or liquidity.

Mercury and Regional Haze Regulations

     In December 1999, the EPA issued a decision to regulate mercury emissions from coal-fired power plants by 2008. The EPA is scheduled to propose regulations by 2004. These regulations have the potential to add significant capital and/or operating costs to our generating systems after 2005. The EPA is scheduled to issue Best Available Retrofit Technology (BART) guidelines to address visibility impairment (so called "Regional Haze") across the United States from sources of air pollution, including coal-fired power plants. The guidelines are to be used by states to mandate pollution control measures for SO2 and NOx emissions. These rules could also add significant pollution control costs to our generating systems between 2008 and 2012.

Multi-Pollutant Legislation

     The United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. This "multi-pollutant" legislation is expected to be deliberated in Congress in 2003. While the cost to comply with such legislation, if enacted, could be significant, it is anticipated that the costs would be less than the combined impact of the new National Ambient Air Quality Standards, mercury and Regional Haze regulations, discussed above. Pollution control costs under such legislation are expected to be incurred in phases from 2007 through 2015. At this time, we are unable to predict the ultimate impact of the above expected regulations and this legislation on our future financial position, results of operations, or liquidity; however, the impact could be material.

     Future initiatives regarding greenhouse gas emissions and global warming continue to be the subject of much debate. The related Kyoto Protocol was signed by the United States but has since been rejected by the President, who instead has asked for an 18% decrease in carbon intensity on a voluntary basis. Future initiatives on this issue and the ultimate effects of the Kyoto Protocol and the President's initiatives on us are unknown. As a result of our diverse fuel portfolio, our contribution to greenhouse gases varies. Coal-fired power plants, however, are significant sources of carbon dioxide emissions, a principal greenhouse gas. Therefore, our compliance costs with any mandated federal greenhouse gas reductions in the future could be material.


Clean Water Act

     In April 2002, the EPA proposed rules under the Clean Water Act that require that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts. These rules pertain to existing generating facilities that currently employ a cooling water intake structure whose flow exceeds 50 million gallons per day. A final action on the proposed rules is expected by August 2003. The proposed rule may require us to install additional intake screens or other protective measures, as well as extensive site specific study and monitoring requirements. There is also the possibility that the proposed rules may lead to the installation of cooling towers on some of our facilities. Our compliance costs associated with the final rules are unknown, but could be material.

Remediation

     On July 30, 2002, the Illinois Attorney General's Office advised us that it would be commencing an enforcement action concerning an inactive waste disposal site near Coffeen, Illinois, which is the location of a disposal facility permitted by the Illinois Environmental Protection Agency (IEPA) to receive fly ash from the Coffeen power plant. The Illinois Attorney General also notified the disposal facility's current and former owners as to the proposed enforcement action. The Attorney General advised that it may initiate an action under CERCLA to recover past costs incurred at the site ($322,000) and to obtain a declaratory judgment as to liability for future costs. Neither us, the current owner of the Coffeen power plant, nor AmerenCIPS, the prior owner of the Coffeen power plant, owned or operated the disposal facility. We believe that this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

     Our affiliate, AmerenCIPS, is involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Several of these sites involve facilities currently owned by us. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. We accrue for all known environmental contamination where remediation can be reasonably estimated. As part of the Transfer, AmerenCIPS has contractually agreed to indemnify us for remediation costs associated with pre-existing environmental contamination at the sites of our coal plants.

Labor Agreements

     Certain of our employees are represented by the International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers
(IUOE). These employees comprise approximately 70% of our workforce. Labor agreements covering the majority of employees represented by IBEW and IUOE expire by June 2003. We cannot predict what issues may be raised by the collective bargaining units and, if raised, whether negotiations concerning such issues will be successfully concluded.

Regulation

     Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, we are unable to predict the impact of these changes on our future financial position, results of operations or liquidity. See Note 2 - Rate and Regulatory Matters for further information.


NOTE 11 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Temporary Investments/Short-Term Borrowings

     The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Long-Term Debt

     The fair value is estimated based on the quoted market prices for same or similar issues or on the current rates offered to us for debt of comparable maturities.

Derivative Financial Instruments

     Market prices used to determine fair value are based on management's estimates, which take into consideration factors like closing exchange prices, over-the-counter prices, and time value of money and volatility factors. All derivative financial instruments are carried at fair value on the consolidated balance sheet.

     Carrying amounts and estimated fair values of our financial instruments at December 31, 2002 and 2001 were as follows:

                                                                    2002                           2001
===================================================================================================================
                                                          Carrying          Fair         Carrying        Fair
                                                           Amount          Value          Amount         Value
-------------------------------------------------------------------------------------------------------------------
Long-term debt (including current portion)                  $700            $783           $424          $451
-------------------------------------------------------------------------------------------------------------------

NOTE 12 - Subsequent Event

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric cogeneration plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed as AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory and accessible by our electric generation facilities. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

SELECTED QUARTERLY INFORMATION (Unaudited)
-------------------------------
(In Millions)

================================================================================

                                Operating       Operating                Net
Quarter Ended:                  Revenues(a)       Income                Income
--------------------------------------------------------------------------------
March 31, 2002                    $ 176           $ 38                   $ 13
March 31, 2001                      164             43                     13
June 30, 2002                       175             26                      2
June 30, 2001                       162             37                     12
September 30, 2002                  207             49                     15
September 30, 2001                  236             88                     43
December 31, 2002 (b)               185             26                      2
December 31, 2001                   168             27                      8
--------------------------------------------------------------------------------

(a) Revenues were netted with costs upon adoption of EITF 02-3 and the rescission of EITF 98-10. See Note 1 - Summary of Significant Accounting Policies for further information. The amount netted for each quarter is as follows: 2002 - $87 in first quarter, $44 in second quarter, $60 in third quarter, and $62 in fourth quarter (2001 - $43 in first quarter, $49 in second quarter, $90 in third quarter, and $74 in fourth quarter).
(b) Amounts include Voluntary Retirement and Other Restructuring Charges of $10 million ($6 million, net of taxes). See Note 7 - Voluntary Retirement and Other Restructuring Charges for further information.

     Other impacts to quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility wholesale electric generation operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is omitted in  reliance  on  General  Instruction  (I)(2) of Form
10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

     This item is omitted in  reliance  on  General  Instruction  (I)(2) of Form
10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item is omitted in  reliance  on  General  Instruction  (I)(2) of Form
10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     This item is omitted in  reliance  on  General  Instruction  (I)(2) of Form
10-K.


ITEM 14.  CONTROLS AND PROCEDURES.

     Within  90 days  prior  to the  date  of this  report,  we  carried  out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to AmerenEnergy Generating Company which is required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.


(A) Financial Statements:
                                                                                                                        Pages Herein
(1)  Financial Statements of Ameren Energy Generating Company which are included at Item 8 of this report.

     (a)  Report of Independent Accountants...........................................................................       27
     (b)  Balance Sheet - December 31, 2002 and 2001..................................................................       28
     (c)  Statement of Income - Years Ended December 31, 2002 and 2001 and for the Period May
            1, 2000 through December 31, 2000.........................................................................       29
     (d)  Statement of Cash Flows - Years Ended December 31, 2002 and 2001 and for the Period
            May 1, 2000 through December 31, 2000.....................................................................       30
     (e)  Statement of Common Stockholder's Equity - Years Ended December 31, 2002 and 2001
            and for the Period May 1, 2000 through December 31, 2000..................................................       31
     (f)  Notes to Financial Statements...............................................................................       32

(2)  Financial Statement Schedule

     None.

(3)  Exhibits filed with this report are listed on the "Exhibit Index".

(B)  Reports on Form 8-K

     None.

(C)  Exhibits.

  Exhibit
  Number                                  Description
  -------                                 -----------
    3.1 Articles of Incorporation of AmerenEnergy Generating Company (Generating Company), filed March 2, 2000 (incorporated by reference to Exhibit 3.1 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    3.2 Amendment to Articles of Incorporation of Generating Company, filed April 19, 2000 (incorporated by reference to Exhibit 3.2 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    3.3**      By-laws of Generating  Company (as amended  effective January 21,
               2003).

    4.1 Indenture dated as of November 1, 2000, between Generating Company and The Bank of New York, as Trustee, relating to senior notes (Indenture) (incorporated by reference to Exhibit 4.1 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    4.2       First  Supplemental  Indenture  to  the  Indenture,  dated  as of
               November 1, 2000 (including as exhibit the form of Notes) (incorporated by reference to Exhibit 4.2 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    4.3 Form of Second Supplemental Indenture to the Indenture, dated as of June 12, 2001 (including as exhibit the form of Exchange Note) (incorporated by reference to Exhibit 4.3 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

  Exhibit
  Number                                  Description
  -------                                 -----------

    4.4 Third Supplemental Indenture to the Indenture, dated as of June 1, 2002 (including as exhibit the form of Note) (incorporated by reference to Exhibit 4.1 to Generating Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002).

    4.5** Fourth Supplemental Indenture to the Indenture, dated as of January 15, 2003 (including as exhibit the form of Exchange
               Note).

   10.1 Asset Transfer Agreement between Generating Company and Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) (incorporated by reference to Exhibit 10 to AmerenCIPS' quarterly report on Form 10-Q for the quarter ended June 30, 2000).

   10.2        Amended  Electric  Power  Supply  Agreement  between   Generating
               Company and AmerenEnergy Marketing Company (Marketing Company) (incorporated by reference to Exhibit 10.2 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.3 Second Amended Electric Power Supply Agreement between Generating Company and Marketing Company (incorporated by reference to Exhibit 10.1 to Ameren Corporation's (Ameren's) quarterly report on Form 10-Q for the quarter ended March 31, 2001).

   10.4 Electric Power Supply Agreement between Marketing Company and AmerenCIPS (incorporated by reference to Exhibit 10.3 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.5 Amended Electric Power Supply Agreement between Marketing Company and AmerenCIPS (incorporated by reference to Exhibit 10.2 to Ameren's quarterly report on Form 10-Q for the quarter ended March 31, 2001).

   10.6 Power Sales Agreement between Marketing Company and Union Electric Company d/b/a AmerenUE (AmerenUE) (incorporated by reference to Exhibit 10.1 to AmerenUE's quarterly report on Form 10-Q for the quarter ended September 30, 2001).

   10.7 Amended Joint Dispatch Agreement among Generating Company, AmerenCIPS and AmerenUE (incorporated by reference to Exhibit
               10.4 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.8 Agency Agreement among Generating Company, AmerenUE, Marketing Company and AmerenEnergy, Inc. (incorporated by reference to Exhibit 10.5 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.9 General Services Agreement between Ameren Services Company (Ameren Services) and AmerenEnergy Resources Company (Resources) (incorporated by reference to Exhibit 10.6 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.10 Fuel Services Agreement between AmerenEnergy Fuels and Services Company and Resources (incorporated by reference to Exhibit 10.7 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.11 Form of Parallel Operating Agreement between Generating Company and Ameren Services (incorporated by reference to Exhibit 10.8 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.12 Committed Unit Contribution Agreement between Generating Company and Resources (on behalf of itself and AmerenEnergy Development Company (Development Company) (incorporated by reference to
               Exhibit 10.9 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.13 Lease Agreement between Generating Company and Development Company (incorporated by reference to Exhibit 10.10 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

  Exhibit
  Number                                  Description
  -------                                 -----------

   10.14 Amended and Restated Appendix I ITC Agreement dated February 14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica) (incorporated by reference to Exhibit 10.17 of Ameren's annual report on Form 10-K for the year ended December 31, 2002).

   10.15 Amended and Restated Limited Liability Company Agreement of GridAmerica dated February 14, 2003 (incorporated by reference to
               Exhibit 10.18 of Ameren's annual report on Form 10-K for the year ended December 31, 2002).

   10.16 Amended and Restated Master Agreement by and among GridAmerica, GridAmerica Holdings Inc., GridAmerica Companies and National Grid USA dated February 14, 2003 (incorporated by reference to
               Exhibit 10.19 of Ameren's annual report on Form 10-K for the year ended December 31, 2002).

   10.17 Amended and Restated Operation Agreement by and among AmerenUE, AmerenCIPS, American Transmission Systems, Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003 (incorporated by reference to Exhibit 10.20 of Ameren's annual report on Form 10-K for the year ended December 31, 2002).

   10.18 Power Sales Agreement between Marketing Company and AmerenUE (incorporated by reference to Exhibit 10.1 to Generating Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002).

   10.19*      Long-Term  Incentive Plan of 1998  (incorporated  by reference to
               Exhibit 10.1 to Ameren's annual report on Form 10-K for the year ended December 31, 1998).

   10.20*      Change of Control  Severance Plan  (incorporated  by reference to
               Exhibit 10.2 to Ameren's annual report on Form 10-K for the year ended December 31, 1998).

   10.21* Ameren's Deferred Compensation Plan for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Ameren's annual report on Form 10-K for the year ended December 31, 2000).

   10.22* Ameren's Deferred Compensation Plan for Members of the Board of Directors (incorporated by reference to Exhibit 10.4 to Ameren's annual report on Form 10-K for the year ended December 31, 1998).

   10.23* Ameren's Executive Incentive Compensation Program Elective Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.2 to Ameren's annual report on Form 10-K for the year ended December 31, 2000).

   12.1**      Statement of Computation of Ratio of Earnings to Fixed Charges.

   99.1** Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2** Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------
        * Management compensatory plan or arrangement.
       ** Filed herewith.

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

       Reports of Union Electric Company on Forms 10-K, 10-Q and 8-K are on file with the SEC under File No. 1-2967.

       Reports of Central Illinois Public Service Company on Forms 10-K, 10-Q and 8-K are on file with the SEC under File No. 1-3672.

       Reports of CILCORP Inc. on Forms 10-K, 10-Q, and 8-K are on file with the SEC under File No. 1-8946.

       Reports of Central Illinois Light Company on Forms 10-K, 10-Q and 8-K are on file with the SEC under File No. 1-2732.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMEREN  ENERGY GENERATING  COMPANY
                                                         (Registrant)

Date:  March  31,  2003                       By     /s/  DANIEL F. COLE
                                                --------------------------------
                                                          Daniel F. Cole
                                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                     Title                                Date
     ---------                     -----                                ----

/s/ DANIEL F. COLE          President and Director                March 31, 2003
------------------------    (Principal Executive Officer
    Daniel F. Cole

/s/ PAUL A. AGATHEN         Senior Vice President and             March 31, 2003
------------------------    Director
    Paul A. Agathen

/s/ WARNER L. BAXTER        Senior Vice President and             March 31, 2003
------------------------    Director
    Warner L. Baxter        (Principal Financial Officer)

/s/ MARTIN J. LYONS         Vice President and Controller         March 31, 2003
------------------------    (Principal Accounting Officer)
    Martin J. Lyons


                                 CERTIFICATIONS



     I, Daniel F. Cole, certify that:



     1. I have reviewed this annual report on Form 10-K of Ameren Energy Generating Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March  31, 2003                        /s/ Daniel F. Cole
                                              ----------------------------------
                                              Daniel F. Cole
                                              Chief Executive Officer



     I, Warner L. Baxter, certify that:



     1. I have reviewed this annual report on Form 10-K of Ameren Energy Generating Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March  31, 2003                        /s/ Warner L. Baxter
                                              ----------------------------------
                                              Warner L. Baxter
                                              Chief Financial Officer

                                 EXHIBIT INDEX
  Exhibit
  Number                                  Description
  -------                                 -----------

    3.1 Articles of Incorporation of AmerenEnergy Generating Company (Generating Company), filed March 2, 2000 (incorporated by reference to Exhibit 3.1 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    3.2 Amendment to Articles of Incorporation of Generating Company, filed April 19, 2000 (incorporated by reference to Exhibit 3.2 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    3.3**      By-laws of Generating  Company (as amended  effective January 21,
               2003).

    4.1 Indenture dated as of November 1, 2000, between Generating Company and The Bank of New York, as Trustee, relating to senior notes (Indenture) (incorporated by reference to Exhibit 4.1 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    4.2        First  Supplemental  Indenture  to  the  Indenture,  dated  as of
               November 1, 2000 (including as exhibit the form of Notes) (incorporated by reference to Exhibit 4.2 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    4.3 Form of Second Supplemental Indenture to the Indenture, dated as of June 12, 2001 (including as exhibit the form of Exchange Note) (incorporated by reference to Exhibit 4.3 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

    4.4 Third Supplemental Indenture to the Indenture, dated as of June 1, 2002 (including as exhibit the form of Note) (incorporated by reference to Exhibit 4.1 to Generating Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002).

    4.5** Fourth Supplemental Indenture to the Indenture, dated as of January 15, 2003 (including as exhibit the form of Exchange
               Note).

   10.1 Asset Transfer Agreement between Generating Company and Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) (incorporated by reference to Exhibit 10 to AmerenCIPS' quarterly report on Form 10-Q for the quarter ended June 30, 2000).

   10.2        Amended  Electric  Power  Supply  Agreement  between   Generating
               Company and AmerenEnergy Marketing Company (Marketing Company) (incorporated by reference to Exhibit 10.2 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.3 Second Amended Electric Power Supply Agreement between Generating Company and Marketing Company (incorporated by reference to Exhibit 10.1 to Ameren Corporation's (Ameren's) quarterly report on Form 10-Q for the quarter ended March 31, 2001).

   10.4 Electric Power Supply Agreement between Marketing Company and AmerenCIPS (incorporated by reference to Exhibit 10.3 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.5 Amended Electric Power Supply Agreement between Marketing Company and AmerenCIPS (incorporated by reference to Exhibit 10.2 to Ameren's quarterly report on Form 10-Q for the quarter ended March 31, 2001).

   10.6 Power Sales Agreement between Marketing Company and Union Electric Company d/b/a AmerenUE (AmerenUE) (incorporated by reference to Exhibit 10.1 to AmerenUE's quarterly report on Form 10-Q for the quarter ended September 30, 2001).

   10.7 Amended Joint Dispatch Agreement among Generating Company, AmerenCIPS and AmerenUE (incorporated by reference to Exhibit
               10.4 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.8 Agency Agreement among Generating Company, AmerenUE, Marketing Company and AmerenEnergy, Inc. (incorporated by reference to Exhibit 10.5 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

  Exhibit
  Number                                  Description
  -------                                 -----------

   10.9 General Services Agreement between Ameren Services Company (Ameren Services) and AmerenEnergy Resources Company (Resources) (incorporated by reference to Exhibit 10.6 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.10 Fuel Services Agreement between AmerenEnergy Fuels and Services Company and Resources (incorporated by reference to Exhibit 10.7 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.11 Form of Parallel Operating Agreement between Generating Company and Ameren Services (incorporated by reference to Exhibit 10.8 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.12 Committed Unit Contribution Agreement between Generating Company and Resources (on behalf of itself and AmerenEnergy Development Company (Development Company) (incorporated by reference to
               Exhibit 10.9 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.13 Lease Agreement between Generating Company and Development Company (incorporated by reference to Exhibit 10.10 to Generating Company's Registration Statement on Form S-4 (Commission File No. 333-56594)).

   10.14 Amended and Restated Appendix I ITC Agreement dated February 14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica) (incorporated by reference to Exhibit 10.17 of Ameren's annual report on Form 10-K for the year ended December 31, 2002).

   10.15 Amended and Restated Limited Liability Company Agreement of GridAmerica dated February 14, 2003 (incorporated by reference to
               Exhibit 10.18 of Ameren's annual report on Form 10-K for the year ended December 31, 2002).

   10.16 Amended and Restated Master Agreement by and among GridAmerica, GridAmerica Holdings Inc., GridAmerica Companies and National Grid USA dated February 14, 2003 (incorporated by reference to
               Exhibit 10.19 of Ameren's annual report on Form 10-K for the year ended December 31, 2002).

   10.17 Amended and Restated Operation Agreement by and among AmerenUE, AmerenCIPS, American Transmission Systems, Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003 (incorporated by reference to Exhibit 10.20 of Ameren's annual report on Form 10-K for the year ended December 31, 2002).

   10.18 Power Sales Agreement between Marketing Company and AmerenUE (incorporated by reference to Exhibit 10.1 to Generating Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002).

   10.19*      Long-Term  Incentive Plan of 1998  (incorporated  by reference to
               Exhibit 10.1 to Ameren's annual report on Form 10-K for the year ended December 31, 1998).

   10.20*      Change of Control  Severance Plan  (incorporated  by reference to
               Exhibit 10.2 to Ameren's annual report on Form 10-K for the year ended December 31, 1998).

   10.21* Ameren's Deferred Compensation Plan for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Ameren's annual report on Form 10-K for the year ended December 31, 2000).

   10.22* Ameren's Deferred Compensation Plan for Members of the Board of Directors (incorporated by reference to Exhibit 10.4 to Ameren's annual report on Form 10-K for the year ended December 31, 1998).

               Ameren's Executive Incentive Compensation Program Elective 10.23* Deferral Provisions for Members of the Ameren Leadership Team as
               amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.2 to Ameren's annual report on Form 10-K for the year ended December 31, 2000).

   12.1**      Statement of Computation of Ratio of Earnings to Fixed Charges.

  Exhibit
  Number                                  Description
  -------                                 -----------

   99.1** Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2** Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------
 * Management compensatory plan or arrangement.
** Filed herewith.

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

       Reports of Union Electric Company on Forms 10-K, 10-Q and 8-K are on file with the SEC under File No. 1-2967.

       Reports of Central Illinois Public Service Company on Forms 10-K, 10-Q and 8-K are on file with the SEC under File No. 1-3672.

       Reports of CILCORP Inc. on Forms 10-K, 10-Q, and 8-K are on file with the SEC under File No. 1-8946.

       Reports of Central Illinois Light Company on Forms 10-K, 10-Q and 8-K are on file with the SEC under File No. 1-2732.