Form 10-Q
period 2003-03-31
AMERENENERGY GENERATING CO
filed 2003-05-14
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended March 31, 2003

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

     Shares  outstanding  of the  registrant's  common stock as of May 14, 2003:
Common Stock, no par value, held by AmerenEnergy Development Company (parent company of the registrant) - 2,000.


                        AMEREN ENERGY GENERATING COMPANY

                                TABLE OF CONTENTS

                                                                                                             Page
PART I.      Financial Information

     ITEM 1. Financial Statements (Unaudited)

             Balance Sheet at March 31, 2003 and December 31, 2002........................................      1
             Statement of Income for the three months ended March 31, 2003 and 2002.......................      2
             Statement of Cash Flows for the three months ended March 31, 2003 and 2002...................      3
             Statement of Common Stockholder's Equity for the three months ended
             March 31, 2003 and 2002......................................................................      4
             Notes to Financial Statements................................................................      5

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........     12

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...................................     20

     ITEM 4. Controls and Procedures......................................................................     22

PART II.     Other Information

     ITEM 1. Legal Proceedings............................................................................     24

     ITEM 6. Exhibits and Reports on Form 8-K.............................................................     24

SIGNATURE.................................................................................................     25

CERTIFICATIONS............................................................................................     25


     This Form 10-Q contains "forward-looking  statements" within the meaning of
     Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                        AMEREN ENERGY GENERATING COMPANY
                                                  BALANCE SHEET
                                     (Unaudited, in millions, except shares)


                                                                           March 31,        December 31,
                                                                              2003              2002
                                                                        -----------------  ---------------
ASSETS:
Property and plant, net                                                     $ 1,790           $ 1,767
Current assets:
   Cash and cash equivalents                                                      3                 3
   Accounts receivable                                                           12                10
   Accounts receivable - intercompany                                            81                68
   Other receivables                                                              5                 2
   Materials and supplies, at average cost -
      Fossil fuel                                                                53                50
      Other                                                                      23                27
   Taxes receivable                                                              61                71
   Other                                                                          2                 -
                                                                        -----------------  ---------------
         Total current assets                                                   240               231
Other                                                                            14                12
                                                                        -----------------  ---------------
Total Assets                                                                $ 2,044           $ 2,010
                                                                        =================  ===============

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 10,000 shares authorized -
     2,000 shares outstanding                                               $     -           $     -
   Other paid-in capital                                                        150               150
   Retained earnings                                                            169               131
   Accumulated other comprehensive income                                        (1)               (1)
                                                                        -----------------  ---------------
         Total common stockholder's equity                                      318               280
                                                                        -----------------  ---------------
  Subordinated notes payable - intercompany                                     412               412
  Long-term debt                                                                698               698
                                                                        -----------------  ---------------
         Total capitalization                                                 1,428             1,390
                                                                        -----------------  ---------------
Current liabilities:
   Current portion of subordinated notes payable - intercompany                  50                50
   Accounts and wages payable                                                    36                55
   Accounts and wages payable - intercompany                                     29                32
   Asset retirement obligation                                                    4                 -
   Notes payable - intercompany                                                 170               191
   Current portion of income taxes payable - intercompany                        13                13
   Interest payable                                                              21                 8
   Interest payable - intercompany                                                8                 7
   Other                                                                          3                 2
                                                                        -----------------  ---------------
         Total current liabilities                                              334               358
                                                                        -----------------  ---------------
Deferred income taxes, net                                                       86                66
Accumulated deferred investment tax credits                                      15                15
Income tax payable - intercompany                                               159               162
Other deferred credits and liabilities                                           22                19
                                                                        -----------------  ---------------
Total Capital and Liabilities                                               $ 2,044           $ 2,010
                                                                        =================  ===============

See Notes to Financial Statements.



                                   AMEREN ENERGY GENERATING COMPANY
                                          STATEMENT OF INCOME
                                        (Unaudited, in millions)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                   2003           2002
                                                                              -------------   ------------
OPERATING REVENUES:
   Electric - intercompany                                                        $ 168          $ 157
   Electric                                                                          35             16
   Other - intercompany                                                               3              3
                                                                              -------------   ------------
      Total operating revenues                                                      206            176
                                                                              -------------   ------------

OPERATING EXPENSES:
   Fuel and purchased power                                                          88             79
   Other operations and maintenance                                                  35             37
   Depreciation and amortization                                                     18             16
   Other taxes                                                                        7              6
                                                                              -------------   ------------
      Total operating expenses                                                      148            138
                                                                              -------------   ------------

OPERATING INCOME                                                                     58             38

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net -
     Miscellaneous income                                                             2              -
                                                                              -------------   ------------
      Total other income and (deductions)                                             2              -
                                                                              -------------   ------------

INTEREST CHARGES:
   Interest expense - intercompany                                                   12              9
   Interest expense                                                                  14              8
                                                                              -------------   ------------
      Total interest charges                                                         26             17
                                                                              -------------   ------------

INCOME TAXES                                                                         13              8

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                                        21             13

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                                                 18              -
                                                                              -------------   ------------

NET INCOME                                                                        $  39          $  13
                                                                              =============   ============

See Notes to Financial Statements.




                                AMEREN ENERGY GENERATING COMPANY
                                     STATEMENT OF CASH FLOWS
                                    (Unaudited, in millions)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                   2003       2002
                                                                                ---------   ---------
Cash Flows From Operating:
   Net income                                                                    $   39       $  13
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting principle                        (18)          -
         Depreciation and amortization                                               18          16
         Deferred income taxes, net                                                  20           5
         Other                                                                        -          (2)
         Changes in assets and liabilities:
               Accounts receivable                                                   (2)         (5)
               Accounts receivable - intercompany                                   (16)         58
               Materials and supplies                                                 1           2
               Taxes receivable, net                                                 (2)          7
               Accounts and wages payable                                           (19)        (32)
               Accounts and wages payable - intercompany                             (3)        (23)
               Current portion of income taxes payable-intercompany                  (3)         (7)
               Interest payable                                                      13           8
               Interest payable - intercompany                                        1           2
               Assets, other                                                         (1)          1
               Liabilities, other                                                     4           6
                                                                                ---------   ---------
Net cash provided by operating activities                                            32          49
                                                                                ---------   ---------

Cash Flows Used In Investing:
   Construction expenditures                                                        (10)       (154)
                                                                                ---------   ---------
Net cash used in investing activities                                               (10)       (154)
                                                                                ---------   ---------

Cash Flows From Financing:
   Dividends paid to Ameren                                                          (1)         (1)
   Redemptions:
      Notes payable - intercompany                                                  (21)          -
   Issuances:
      Notes payable - intercompany                                                    -         109
                                                                                ---------   ---------
Net cash (used in) provided by financing activities                                 (22)        108
                                                                                ---------   ---------

Net change in cash and cash equivalents                                               -           3
Cash and cash equivalents at beginning of year                                        3           2
                                                                                ---------   ---------
Cash and cash equivalents at end of period                                       $    3       $   5
                                                                                =========   =========

Cash paid during the periods:
   Interest - intercompany                                                       $    11      $   7
   Income taxes                                                                        -          1

See Notes to Financial Statements.



                        AMEREN ENERGY GENERATING COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                            (Unaudited, in millions)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2003          2002
                                                                        ------------  ------------

Common stock                                                                $    -       $     -

Other paid-in capital
   Beginning balance                                                           150           150
   Change in current period                                                      -             -
                                                                        ------------  ------------
                                                                               150           150
                                                                        ------------  ------------

Retained earnings
   Beginning balance                                                           131           120
   Net income                                                                   39            13
   Dividends paid to Ameren                                                     (1)           (1)
                                                                        ------------  ------------
                                                                               169           132
                                                                        ------------  ------------

Accumulated other comprehensive income
   Beginning balance                                                             5             4
   Change in derivative financial instruments in current period                  -            (2)
                                                                        ------------  ------------
                                                                                 5             2
                                                                        ------------  ------------

   Beginning balance - minimum pension liability                                (6)            -
   Change in minimum pension liability in current period                         -             -
                                                                        ------------  ------------

                                                                                (1)            2
                                                                        ------------  ------------

Total common stockholder's equity                                           $  318         $ 284
                                                                        ============  ============



Comprehensive income, net of taxes
   Net income                                                               $   39         $  13
   Unrealized net gain/(loss) on derivative hedging instruments,
        net of income taxes of $-, and $(1), respectively                        -            (1)
   Reclassification adjustments for gains/(losses) included in net income
        net of income taxes of $-, and $(1), respectively                        -            (1)
                                                                        ------------  ------------
           Total comprehensive income, net of taxes                         $   39          $ 11
                                                                        ============  ============

See Notes to Financial Statements.


AMEREN ENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003


NOTE 1  Summary of Significant Accounting Policies

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

     Ameren is a public utility holding company registered with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenCIPS, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and manages the related risks for us and our affiliates, AmerenEnergy Development Company (Development Company), which, as our parent, develops and constructs generating facilities for us, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for us and our affiliates for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     When we refer to our, we, us or Generating Company, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy and Fuels Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     The accounting policies of Generating Company conform to generally accepted accounting principles in the United States (GAAP). Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our interim results. These statements should be read in conjunction with the financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to 2003 reporting.

Accounting Changes and Other Matters

Statement of Financial Accounting Standards (SFAS) No. 143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS 143 on January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. Uncertainties as to the probability, timing or cash flows associated with an asset retirement obligation affect our estimate of fair value.

     Upon adoption of this standard on January 1, 2003, we recognized asset retirement obligation of approximately $4 million and a net increase in net property and plant of approximately $34 million. The asset retirement obligation relates to retirement costs for a power plant ash pond. The net increase in property plant as well as the majority of net after-tax gain we recognized upon adoption of $18 million resulted from the elimination of non-legal obligation costs of removal previously accrued as a component of accumulated depreciation ($20 million). We also recognized a loss for the difference between the net asset and liability for the retirement obligation recorded upon adoption related to our assets ($2 million).

     In addition to those obligations that were identified and valued, we determined that certain other asset retirement obligations exist. However, we are unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations are indeterminable. We do not believe that these obligations, when incurred, will have a material adverse impact on our financial position, results of operations or liquidity.

     SFAS 143 required a change in the depreciation methodology we historically utilized for our operations. Historically, we included an estimated cost of dismantling and removing plant from service upon retirement in the basis upon which our depreciation rates were determined. SFAS 143 required us to exclude costs of dismantling and removal upon retirement from the depreciation rates applied to our plant balances. Further, we were required to remove accumulated provisions for dismantling and removal costs from accumulated depreciation, where they were embedded, and reflect such adjustment as a gain upon adoption of this standard, to the extent such dismantling and removal activities are not considered legal asset retirement obligations as defined by SFAS 143. The elimination of cost of removal from accumulated depreciation resulted in a gain, as noted above, of $20 million, net of taxes, for a change in accounting principle. Beginning in January 2003, depreciation rates for our assets were reduced to reflect the discontinuation of the accrual of dismantling and removal costs. In addition, our asset removal costs will prospectively be expensed as incurred. As a result, the impact of this change in accounting will result in a decrease in depreciation expense and an increase in operations and maintenance expense, the net impact of which is indeterminable, but not expected to be material.

Emerging Issues Task Force (EITF) Issue No. 02-3 and EITF Issue No. 98-10

     In the quarters ended September 30, 2002 and December 31, 2002, we adopted the provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that requires revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues
- Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS No. 133 ("Accounting
for  Derivative   Instruments  and

Hedging Activities") trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. We have adopted and applied this guidance to 2002 and 2001, which had no impact on previously reported earnings or stockholder's equity. The operating revenues and costs netted for the three months ended March 31, 2002 were $87 million, which reduced interchange and other revenues and purchased power and other costs by equal amounts. The adoption of EITF 02-3, the rescission of EITF 98-10 and the related transition guidance resulted in netting of energy contracts and lowered our reported revenues and costs with no impact on earnings.

FASB Interpretation No. (FIN) 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

     FIN 45 was issued in November 2002 and requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. These recognition provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002. Because we do not have such obligations, the recognition provisions of FIN 45 did not have any effect on our financial position, results of operations or liquidity in the first quarter of 2003.

SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

     In April 2003, SFAS 149 was issued. SFAS 149 clarifies under what circumstances a contract with initial net investment meets the characteristic of a derivative as discussed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003. At this time, we are assessing the impact of SFAS 149 on our financial position, results of operations and liquidity upon adoption.

Revenue

     Interchange revenues included in Operating Revenues - Electric were $35 million and interchange revenues included in Operating Revenues - Electric - Intercompany were $11 million for the three months ended March 31, 2003 (2002 - $16 million in Operating Revenues - Electric and $10 million in Operating Revenues - Electric - Intercompany).

Purchased Power

     Purchased power included in Operating Expenses - Fuel and Purchased Power was $41 million for the three months ended March 31, 2003 (2002 - $28 million).


NOTE 2 - Rate and Regulatory Matters

Intercompany Sale of Electric Generating Facilities

     As a part of the settlement of the Missouri electric rate case in 2002, AmerenUE committed to making certain infrastructure investments from January 1, 2002 through June 30, 2006. These requirements are expected to be satisfied in part by our proposed sale at net book value (approximately $260 million) to AmerenUE of approximately 550 megawatts of combustion turbine generating units at Pinckneyville and Kinmundy, Illinois, which is subject to receipt of necessary regulatory approvals. Approval by the Missouri Public Service Commission (MoPSC) is not required in order for this sale to occur. However, the MoPSC has jurisdiction over AmerenUE's ability to recover the cost of the purchased generating facilities from its electric customers in its rates. As a part of the settlement of the Missouri electric rate case in 2002, AmerenUE is subject to a rate moratorium providing for no changes in electric rates before June 30, 2006, subject to certain statutory and other exceptions.

     In February 2003, AmerenUE sought approval from the Federal Energy Regulatory Commission (FERC) and the Illinois Commerce Commission (ICC) to purchase 550 megawatts of generating assets from us. Several independent power producers have objected to AmerenUE's request to the FERC based on a claim that the sale may harm competition for the sale of electricity at wholesale. In April 2003, NRG Energy Inc. (NRG) and some of its affiliates, filed testimony contending that NRG's 640 megawatt generating facility at Vandalia, Missouri, known as the Audrain Facility, was a better resource for AmerenUE to acquire as compared to our Kinmundy and Pinckneyville combustion turbine generating units.

     In addition, in April 2003, in the ICC proceeding, the ICC Staff filed testimony which expressed concerns about the sale as to whether it is the least cost resource for AmerenUE and recommended that the ICC deny approval of the sale. AmerenUE will have an opportunity to file testimony responding to the recommendations of the ICC Staff and NRG.

     On May 5, 2003, the FERC issued an order which set for hearing the effect of the proposed sale on competition in wholesale electric markets. AmerenUE will have an opportunity to file testimony responding to the recommendations of the ICC Staff and NRG. At this time, we are unable to predict the ultimate outcome of these proceedings or the timing of the decisions of the FERC and the ICC.

Affiliate Rules

     On April 22, 2003 the Missouri Supreme Court issued an opinion upholding the adoption of affiliate rules by MoPSC for Missouri's gas and electric utilities. AmerenUE had objected to the Missouri asymmetric pricing provisions contained in the rules. These provisions require that the utility pay the lower of cost or market when it is receiving services from an affiliate, and charge the higher of cost or market when it is providing services to an affiliate. In general, the rules are intended to prevent regulated utilities from subsidizing their affiliates' non rate-regulated operations, such as our operations. As a registered holding company under the PUHCA, Ameren and its affiliates are already subject to extensive regulation designed to prevent cross-subsidization. The asymmetric pricing provisions of the MoPSC affiliate rules are expected to impose additional administrative burdens on AmerenUE. In May 2003, AmerenUE filed with the Missouri Supreme Court a motion for reconsideration of its April 22 opinion. We do not expect that the rules would have a material adverse impact on our future financial position, results of operations or cash flows in the event that AmerenUE's motion is denied.

Regional Transmission Organization

     Since April 2002, AmerenUE and AmerenCIPS and subsidiaries of FirstEnergy Corporation and NiSource Inc. (collectively the GridAmerica Companies) have participated in a number of filings at the FERC in an effort to form GridAmerica LLC as an independent transmission company (ITC). On December 19, 2002, the FERC issued an order conditionally approving the formation and operation of GridAmerica as an ITC within the Midwest Independent System Operator (Midwest
ISO), subject to further compliance filings.

     In response to the December 19, 2002 order, the GridAmerica Companies made three additional filings at the FERC. On January 31, 2003 the GridAmerica Companies filed a request for authorization to transfer functional control of certain transmission assets to GridAmerica. On February 18, 2003, the GridAmerica Companies filed revised agreements codifying the formation and operation of GridAmerica to reflect changes requested by the FERC in the December 19, 2002 order. On February 28, 2003, the GridAmerica Companies together with the Midwest ISO filed revisions to the Midwest ISO Open Access Transmission Tariff (OATT) to provide rates for service over the transmission facilities to be transferred to GridAmerica by the GridAmerica Companies.

     On April 30 2003, the FERC issued orders in response to the January 31, 2003 and February 28, 2003 filings. In its order regarding the GridAmerica Companies' request to transfer functional control of their transmission assets to GridAmerica, the FERC authorized the transfer. In response to the February 28, 2003 filing, the FERC accepted the amendments to the Midwest ISO OATT effective upon the commencement of service over the GridAmerica transmission facilities under the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement judge procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. An order in response to the February 18, 2003 filing is still pending.

     We do not own transmission assets. However, we pay AmerenUE and AmerenCIPS for the use of their transmission lines to transmit power. Until the tariffs and other material terms of AmerenUE and AmerenCIPS' participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the impact that on-going regional transmission organization developments will have on our financial position, results of operations or liquidity.

Standard Market Design Notice of Proposed Rulemaking (NOPR)

     On July 31, 2002, the FERC issued a Standard Market Design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. On November 15, 2002, Ameren filed its initial comments on the NOPR with the FERC expressing concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. Ameren also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. Ameren filed additional comments on the remaining sections of the NOPR during the first quarter of 2003.

     On April 28, 2003 the FERC issued a "white paper" reflecting comments received in response to the NOPR. More specifically, the white paper indicated that the FERC will not assert jurisdiction over the transmission rate component of bundled retail service and will insure that existing bundled retail customers retain their existing transmission rights and retain rights for future load growth in its final rule. Moreover, the white paper acknowledged that the final rule will provide the states with input on resource adequacy requirements, allocation of firm transmission rights, and transmission planning. The FERC also requested input on the flexibility and timing of the final rule's implementation.

     Even though issuance of the final rule and its implementation schedule are still unknown, the Midwest ISO is already in the process of implementing a market design similar to the proposed market design in the NOPR. The Midwest ISO has targeted March 2004 as the start date for implementation. We are in the process of reviewing the FERC's white paper. Until the FERC issues a final rule, we are unable to predict the ultimate impact on our future financial position, results of operations or liquidity.


NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren, our ultimate parent company, and Ameren's other subsidiaries. These transactions primarily consist of power purchases and sales, services received or rendered, borrowings and lendings. The transactions with these affiliates are reported as intercompany transactions.

Electric Power Supply Agreements

     We have a power supply agreement with Marketing Company, which we refer to as the Generating Company - Marketing Company agreement. Marketing Company, in turn, has a power supply agreement with AmerenCIPS, which we refer to as the Marketing Company - AmerenCIPS agreement. Under these power supply agreements, we agree to supply to Marketing Company, and Marketing Company, in turn, agrees to supply to AmerenCIPS, all of the energy and capacity needed by AmerenCIPS to fulfill its obligations to offer service to its retail customers. For capacity and energy needed to meet its obligations to retail tariff customers, AmerenCIPS pays Marketing Company fixed prices. For its fixed-price retail contracts, AmerenCIPS pays Marketing Company the price it receives under these contracts. Under the Generating Company - Marketing Company agreement, Marketing Company "passes through" to us the amounts received under the Marketing Company - AmerenCIPS agreement. The Marketing Company - AmerenCIPS agreement will terminate December 31, 2004. The Generating Company - Marketing Company agreement will remain in effect unless terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004. Marketing Company expects to seek to renew or extend the Marketing Company - AmerenCIPS agreement through January 1, 2007. A renewal or extension of the Marketing Company - AmerenCIPS agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether Marketing Company will be successful in securing a renewal or extension of this agreement. Electric revenues derived under the Generating Company - Marketing Company agreement were $157 million for the three months ended March 31, 2003 (2002 - $147 million). No other customer represents greater than 10% of our revenues.

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

     Electric revenues derived from outside sales of available generation through AmerenEnergy were $35 million for the three months ended March 31, 2003 (2002 - $16 million). Electric revenues derived through sales of available generation to AmerenUE through the amended joint dispatch agreement were $11 million for the three months ended March 31, 2003 (2002 - $10 million).

     Purchased power derived from AmerenEnergy was $8 million for the three months ended March 31, 2003 (2002 - $8 million). Intercompany power purchases from the amended joint dispatch agreement between AmerenUE and us and other agreements for the three months ended March 31, 2003 were $32 million (2002 - $20 million).

Other Electric Revenues - Intercompany

     Electric revenues derived through sales of available generation to our affiliate EEI were less than $1 million for the three months ended March 31, 2003 (2002 - less than $1 million).

Ameren Services and AmerenEnergy Charges

     Support services provided by our affiliates, Ameren Services and AmerenEnergy, including wages, employee benefits, professional services and other expenses are based on actual costs incurred. Other operating expenses provided by Ameren Services and AmerenEnergy, for the three months ended March 31, 2003 were $7 million (2001 - $10 million).

Non-Utility Money Pool

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $600 million from Ameren through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-utility money pool or external sources are used by Ameren to increase the available amounts. At March 31, 2003, $600 million was available through the non-utility money pool not including additional funds available through invested cash balances at Ameren and uncommitted bank lines. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 8.84% for the three months ended March 31, 2003 (2002 - 4.30%). These rates are based on the cost of Ameren's funds used to fund money pool advances. We incurred $5 million in intercompany interest expense associated with outstanding borrowings from the non-utility money pool for the three months ended March 31, 2003 (2002 - $1 million). At March 31, 2003, we had borrowings of $170 million from the non-utility money pool (2002 - borrowings of $191 million).


NOTE 4 - Derivative Financial Instruments

     As of March 31, 2003, we recorded the fair value of derivative financial instrument assets of $2 million in Other Assets and the fair value of derivative financial instrument liabilities of $1 million in Other Deferred Credits and Liabilities.

Cash Flow Hedges

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in Accumulated Other Comprehensive Income (OCI) due to transactions going to delivery or settlement, was approximately a loss of less than $1 million for the three months ended March 31, 2003 (2002 - less than $1 million gain).

     As of March 31, 2003, we had hedged a portion of the electricity price exposure for the upcoming twelve-month period. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a gain of less than $1 million.

     As of March 31, 2003, a gain of approximately $6 million ($4 million, net of taxes) associated with interest rate swaps was included in OCI. The swaps were a partial hedge of the interest rate on long-term debt that was issued in June 2002. The swaps covered the first ten years of debt that has a 30-year maturity and the gain in OCI is being amortized over a ten-year period beginning in June 2002.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide allowances. Most of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of sulfur dioxide options is recorded as Operating Revenues - Electric in the income statement. The net change in the market value of sulfur dioxide options was a gain of $1 million (less than $1 million, net of taxes) for the three months ended March 31, 2003 (2002 - gain of less than $1 million).


NOTE 5 - Property and Plant, Net

     Property and plant, net consisted of the following at March 31, 2003 and December 31, 2002:

=======================================================================================================
                                                                   March 31,       December 31,
                                                                     2003              2002
-------------------------------------------------------------------------------------------------------
Property and plant, at original cost:
  Electric                                                         $ 2,505            $ 2,462
     Less accumulated depreciation and amortization                    726                745
-------------------------------------------------------------------------------------------------------
                                                                     1,779              1,717
Construction work in progress:                                          11                 50
-------------------------------------------------------------------------------------------------------
Property and plant, net                                            $ 1,790            $ 1,767
=======================================================================================================

NOTE 6 - Debt Financings

     At March 31, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. At this time, we do not expect to engage in any significant off-balance sheet financing arrangements.

     Amortization of debt issuance costs and any discounts for the three months ended March 31, 2003 were less than $1 million (2002 - less than $1 million) and were included in interest expense in the income statement.

     At March 31, 2003, Ameren and its subsidiaries, including us, were in compliance with their financial agreement provisions and covenants.

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

     Ameren is a public utility holding company registered with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries and our affiliates are as follows:

     o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
     o AmerenCIPS, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
     o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003. See Recent Developments for further information.
     o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and manages the related risks for us and our affiliates, AmerenEnergy Development Company (Development Company), which, as our parent, develops and constructs generating facilities for us, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Recent Developments for further information.
     o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for us and our affiliates for transactions of primarily less than one year.
     o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
     o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     When we refer to our, we, us or Generating Company, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy and Fuels Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     We have an agreement to supply all of our power to Marketing Company (Generating Company - Marketing Company agreement). Marketing Company then provides all the power required for AmerenCIPS' native load requirements (Marketing Company - AmerenCIPS agreement) and to serve its obligations under various long-term wholesale and retail contracts. Our agreement with Marketing Company and Marketing Company's agreement with AmerenCIPS expire on December 31, 2004, but Marketing Company and AmerenCIPS plan to seek the necessary regulatory approvals to extend these agreements to January 1, 2007. If we have any power in excess of Marketing Company's needs, then AmerenEnergy sells it on our behalf to the extent it is economical. See Note 3 - Related Party Transactions to our Financial Statements under Item 1 of Part I of this report for further information.

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


RESULTS OF OPERATIONS

Earnings Summary

     Our net income increased to $39 million in the first quarter of 2003 from $13 million in the first quarter of 2002. Net income in the first quarter of 2003 included a net cumulative effect gain of $18 million associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The net gain resulted principally from the elimination of non-legal obligation costs of removal for our assets from accumulated depreciation. See Note 1 - Summary of Significant Accounting Policies to our Financial Statements under Item 1 of Part I of this report.

     Excluding the cumulative effect of change in accounting principle related to SFAS 143, net income increased $8 million in the first quarter of 2003 compared to the prior year quarter due to an increase in electric margin ($13 million, net of taxes), generated by increased margins on interchange sales due to 90% higher power prices in the energy markets in 2003 than in the prior year quarter and increased sales to new and existing wholesale customers. Net income also increased due to lower other operations and maintenance costs ($1 million, net of taxes) associated with a reduction in commitment fees for electric transmission line usage and a reduction in bad debt expense, partially offset by higher employee wages and benefits and other general operations costs. These favorable impacts to net income were partially offset by higher depreciation ($1 million, net of taxes) and other taxes expenses ($1 million, net of tax) associated with the new combustion turbine generating units added during the fourth quarter of 2002 and increased interest costs ($5 million, net of taxes) associated with replacing short-term borrowings for previous capacity additions with longer term borrowings at higher interest rates.

Recent Developments

Acquisitions

     On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from The AES Corporation (AES). CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley
Cogen (No. 4), LLC (Medina Valley) which indirectly owns a 40 megawatt, gas-fired electric generation plant. With the acquisition, Medina Valley, which was renamed as AmerenEnergy Medina Valley Cogen (No. 4), LLC, became a wholly-owned subsidiary of Resources Company. The results of operations for CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC were included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates. Our results of operations for the quarter ended March 31, 2003 were not impacted by these acquisitions.

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $488 million in cash including related acquisition costs, net of cash acquired. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares which together generated aggregate net proceeds of $575 million.

Credit Ratings

     In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's and its subsidiaries' debt under review. Following the completion of the acquisition of CILCORP in January 2003, Standard & Poor's lowered the ratings of Ameren Corporation, AmerenUE and AmerenCIPS and increased the ratings of CILCORP, AmerenCILCO and us. At the same time, Standard & Poor's changed the outlook assigned to all of Ameren's ratings to stable. Moody's also lowered Ameren Corporation's and AmerenUE's ratings subsequent to the acquisition and changed the outlook on these ratings to stable. These actions were consistent with the actions the rating agencies disclosed they were considering following the announcement of the CILCORP acquisition.

     As of April 30, 2003, selected ratings by Moody's and Standard & Poor's were as follows:

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

AmerenUE:
     Secured debt                               A1                     A-
     Unsecured debt                             A2                     BBB+
     Commercial paper                           P-1                    A-2

CILCORP:
     Unsecured debt                             Baa2                   BBB+

AmerenCILCO:
     Secured debt                               A2                     A-

AmerenCIPS:
     Secured debt                               A1                     A-
     Unsecured debt                             A2                     BBB+

Generating Company:
     Unsecured debt                             A3/Baa2                A-
================================================================================

     Any adverse change in our, Ameren's or its other subsidiaries' credit ratings may reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

Electric Operations

     The following table represents the favorable (unfavorable) variation for the three months ended March 31, 2003 from the comparable period in 2002:
================================================================================
                                                         Three Months
--------------------------------------------------------------------------------
    Electric  Revenues:
      Interchange  revenues                                    $ 21
      Wholesale revenues                                          9
--------------------------------------------------------------------------------
         Total variation in electric operating revenues          30
    Fuel and Purchased Power:
      Fuel:
        Generation                                             $  3
        Price                                                     1
        Generation efficiencies and other                         -
      Purchased power                                           (13)
--------------------------------------------------------------------------------
         Total variation in fuel and purchased power             (9)
================================================================================
    Change in electric margin                                  $ 21
================================================================================


     Electric margin increased $21 million for the three months ended March 31, 2003 compared to the same period in 2002. Increases in electric margin in the first quarter of 2003 were primarily due to higher power prices coupled with increases in wholesale sales. Average power prices increased from approximately $22 per megawatthour in the first quarter of 2002 to approximately $42 per megawatthour in the first quarter of 2003. In addition, a net increase in new wholesale customers added by Marketing Company and an increase in sales to existing wholesale customers due to colder winter weather increased revenues. These factors were partially offset by an increase in purchased power due to higher demand and a 7% decline in megawatthours generated in the first quarter of 2003 due to the timing of outages at our plants and the mothballing of two of our units in December 2002.

     During 2002, we adopted the provisions of Emerging Issues Task Force (EITF) Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. The operating revenues and costs netted for the three months ended March 31, 2002 were $87 million, which reduced interchange and other revenues and purchased power by equal amounts. See Note 1 - Summary of Significant Accounting Policies to our Financial Statements under Item 1 of Part I of this report for further information.

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses decreased $2 million in the first quarter of 2003 compared to the first quarter of 2002, primarily due to a decrease in costs associated with commitment fees that AmerenEnergy pays on our behalf for the use of AmerenUE and AmerenCIPS' transmission lines ($2 million) and a decrease in bad debt expense ($1 million). These decreases were offset by higher employee benefit costs ($2 million) related to increasing healthcare costs and the investment performance of employee benefit plans' assets.

     Ameren Services and AmerenEnergy provided services to us, including wages, employee benefits and professional services that were included in other operations and maintenance expenses. See Note 3 - Related Party Transactions to our Financial Statements under Item 1 of Part I of this report for further information.

Depreciation and Amortization

     Depreciation and amortization expense increased $2 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the addition of the new combustion turbine generating units in the fourth quarter of 2002.

Other Taxes

     Other taxes expense increased $1 million in the first quarter of 2003 compared to the first quarter of 2002, primarily due to increased property taxes associated with the new combustion turbine generating units added in the fourth quarter of 2002.

Interest

     Interest expense increased $9 million in the first quarter of 2003 compared to the first quarter of 2002, primarily due to our issuance of $275 million of 7.95% Senior Notes in June 2002 and increased borrowings from Ameren's non-utility money pool at higher interest rates in the first quarter of 2003, compared to the first quarter of 2002. These increases were partially offset by a reduction in the principal amounts outstanding on our subordinated intercompany promissory notes to AmerenCIPS and Ameren of approximately $43 million and $4 million, respectively, therefore reducing associated interest costs in the current year quarter compared to the prior year quarter.

Income Taxes

     Income tax expense increased $5 million in the first quarter of 2003, compared to the first quarter of 2002, primarily due to higher pretax income.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our net cash flows provided by operating activities were $32 million for the first quarter of 2003, compared to $49 million for the same period in 2002. Cash provided from operations decreased primarily due to an increase in accounts receivable, intercompany due to the timing of receipt of payments from our affiliates partially offset by higher cash operating earnings.

Investing

     Our cash flows used in investing activities was $10 million for the first quarter of 2003 compared to $154 million for the same period in 2002. The decrease from the prior year was entirely related to a decrease in construction expenditures as we paid approximately $140 million in the first quarter of 2002 to Development Company for a combustion turbine generating unit purchased but not yet paid for at December 31, 2001. Our capital expenditures are expected to approximate $50 million in 2003.

     We continually review our generation portfolio and expected electrical needs, and as a result, we could modify our plan for generation asset purchases, which could include the timing of when certain assets will be added to, or removed from our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that we may plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

Financing

     Our cash flows used in financing activities totaled $22 million in the first quarter of 2003 compared to cash provided by financing activities of $108 million in the first quarter of 2002. Our principal financing activities for the periods included issuances and redemptions of short-term borrowings from Ameren's non-utility money pool and payment of dividends. The $109 million increase in notes payable - intercompany in the first quarter of 2002 was primarily due to funds used to purchase a combustion turbine generating unit which was acquired in December 2001 but paid for in February 2002.

Notes Payable -Intercompany and Liquidity

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $600 million from Ameren through a non-utility money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from

Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-utility money pool or external sources are used by Ameren to increase the available amounts. At March 31, 2003, $600 million was available through the non-utility money pool not including additional funds available through invested cash balances at Ameren and uncommitted bank lines. The non-utility money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-utility money pool. The average interest rate for borrowings from the non-utility money pool was 8.84% for the three months ended March 31, 2003 (2002 - 4.30%). These rates are based on the cost of Ameren's funds used to fund money pool advances. We incurred $5 million in intercompany interest expense associated with outstanding borrowings from the non-utility money pool for the three months ended March 31, 2003 (2002 - $1 million). At March 31, 2003, we had borrowings of $170 million from the non-utility money pool (2002 - borrowings of $191 million).

     We and Ameren rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. The inability by us to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our and Ameren's current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

Indenture and Credit Agreement Provisions and Covenants

     Ameren's and our financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Ameren and its subsidiaries committed credit facilities require the borrower to represent, in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. None of our, Ameren's nor its other subsidiaries financing arrangements contain credit rating triggers, except for three funded bank term loans at AmerenCILCO totaling $105 million at March 31, 2003.

     Ameren's committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet the minimum Employee Retirement Income Security Act of 1974 (ERISA) funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. While an updated valuation report will not be available until the second half of 2003, Ameren believes that the unfunded liability status of its pension plans (as defined) could exceed $300 million based on the investment performance of the pension plan assets and interest rate changes since January 1, 2002. As a result, Ameren may need to renegotiate the facility provisions, terminate or replace the affected facilities, or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, Ameren believes it would otherwise have sufficient liquidity to manage its short-term funding requirements.

     At March 31, 2003, Ameren and its subsidiaries, including us, were in compliance with their indenture and credit agreement provisions and covenants.

Off-Balance Sheet Arrangements

     At March 31, 2003, neither Ameren Corporation, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. At this time, we do not expect to engage in any significant off-balance sheet financing arrangements.

OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

     o    Weak economic conditions, which impacts native load demand;
     o Power prices in the Midwest will impact the amount of revenues we can generate by marketing any excess power into the interchange markets. Long-term power prices continue to be generally soft in the Midwest, despite the fact that short-term power prices have strengthened significantly from the prior year in the first quarter of 2003 due primarily to higher prices for natural gas;
     o The adverse effects of rising employee benefit costs and higher insurance costs; and
     o    An assumed return to more normal weather patterns relative to 2002.

     In late 2002, we and Ameren announced the following actions to mitigate the effect of these challenges:

     o A voluntary retirement program that was accepted by approximately 550 Ameren employees, including approximately 35 of our employees and additional employees providing support functions to us through Ameren Services;
     o Modifications to retiree employee benefit plans to increase co-payments and limit our overall cost;
     o A wage freeze in 2003 for all management employees, including our employees;
     o Suspension of operations at two 1940's-era Ameren generating plants, including two units at our Meredosia coal plant, to reduce operating costs; and
     o    Reductions of 2003 expected capital expenditures.

     We are also considering additional actions, including modifications to active employee benefits, further staffing reductions and other initiatives.

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


REGULATORY MATTERS

     See Note 2 - Rate and Regulatory Matters to our Financial  Statements under
Item 1 of Part I of this report for information.


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

Benefit Plan Accounting
Based on actuarial calculations, we accrue costs   o   Future rate of return on pension and other plan
of providing future employee benefits in               assets
accordance with SFAS 87, 106 and 112.  See Note    o   Interest rates used in valuing benefit
9 - Retirement Benefits to our Financial               obligations
Statements in our 2002 Annual Report on Form       o   Healthcare cost trend rates
10-K.                                              o   Timing of employee retirements
                                                   o   Future plan designs


Basis for Judgment
We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits. Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.

Derivative Financial Instruments
We record all derivatives at their fair market     o   Market conditions in the energy industry,
value in accordance with SFAS 133.  The                especially the effects of price volatility on
identification and classification of a                 contractual commodity commitments
derivative and the fair value of such derivative   o   Regulatory and political environments and
must be determined. We designate certain               requirements
derivatives as hedges of future cash flows.  See   o   Fair value estimations on longer term contracts
Note 4 - Derivative Financial Instruments to our   o   Complexity of financial instruments and
Financial Statements under Item 1 of Part I of         accounting rules
this report.                                       o   Effectiveness of our derivatives that have been
                                                       designated as hedges

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

Impact of Future Accounting Pronouncements

     See Note 1 - Summary of Significant Accounting Policies to our Financial Statements under Item 1 of Part I of this report.

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

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with the issuance of both long-term and short-term variable-rate debt and fixed-rate debt. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates. At March 31, 2003, we had $170 million of variable rate non-utility money pool borrowings outstanding.

     Utilizing our variable rate debt outstanding at March 31, 2003, if interest rates increased by 1%, our annual interest expense would increase by approximately $2 million and net income would decrease by approximately $1 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

     Our  physical  and  financial   instruments  are  subject  to  credit  risk
consisting of accounts receivable and executory contracts with market risk exposures. Our revenues are primarily derived from the sales of electricity to Marketing Company as described in Note 3 - Related Party Transactions to our Financial Statements under Item 1 of Part I of this report. At March 31, 2003, approximately $51 million of our accounts receivable are related party receivables from Marketing Company. No other customer represents greater than 10% of our accounts receivable. We analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts. We also establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.

Equity Price Risk

     We, along with other subsidiaries of Ameren, are a participant in Ameren's defined benefit plans and postretirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2000 for the pension and postretirement plans. As a result, at December 31, 2002, Ameren and its subsidiaries, including us, recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to equity as a result of a charge to Ameren's Accumulated Other Comprehensive Income (OCI) of $102 million, net of taxes. Our portion of this charge to OCI was $6 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and Ameren's contributions to the plan during 2002. Neither Ameren's nor our portion of the minimum pension liability changed at March 31, 2003. In future years, the liability recorded, the costs reflected in net income or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Balance Sheet.

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

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally forecast forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 4 - Derivative Financial Instruments to our Financial Statements under Item 1 of Part I of this report for further information.

     The following table summarizes the favorable (unfavorable) changes in the fair value of all contracts marked-to-market during the first quarter of 2003:

=================================================================================================
-------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                                      $  (a)
     Contracts which were realized or otherwise settled during the period                   (a)
     Changes in fair values attributable to changes in valuation techniques and
         assumptions                                                                         -
     Fair value of new contracts entered into during the period                              -
    Other changes in fair value                                                              1
-------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at end of period, net                                $   1
=================================================================================================
(a)  Less than $1 million.

     Maturities of contracts as of March 31, 2003 were as follows:

============================================================================================================
                                        Maturity                                Maturity in
                                       less than      Maturity      Maturity    excess of 5    Total fair
Sources of fair value                    1 year      1-3 years     4-5 years       years       value (a)
------------------------------------------------------------------------------------------------------------
Prices actively quoted                   $  -           $ -           $ -           $ -           $ -
Prices provided by other external
    sources (b)                            (d)            -             -             -            (d)
Prices based on models and other
    valuation methods (c)                  (d)            1             -             -             1
------------------------------------------------------------------------------------------------------------
Total                                    $ (d)          $ 1           $ -           $ -           $ 1
============================================================================================================

(a) Contracts of approximately 15% of the absolute fair value were with non-investment-grade rated counterparties.
(b) Principally power forward values based on NYMEX prices for over-the-counter contracts.
(c) Principally sulfur dioxide options valued on information from external sources and our estimates.
(d)  Less than $1 million.

ITEM 4.  Controls and Procedures.

    (a)  Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to AmerenEnergy Generating Company which is required to be included in our periodic Securities and Exchange Commission filings.

    (b)  Change in Internal Controls

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings and others, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o    the effects of increased competition in the future;
o the effects of Ameren's participation in a Federal Energy Regulatory Commission-approved Regional Transmission Organization, including activities associated with the Midwest Independent System Operator;
o availability and future market prices for fuel for the production of electricity, such as coal and natural gas, purchased power, electricity for distribution, including the use of financial and derivative instruments, the volatility of changes in market prices and the ability to recover increased costs;
o    wholesale and retail prices for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making our or Ameren's access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed in the future;
o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made on our behalf; and

o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Note 2 - Rate and Regulatory Matters to our Financial Statements under Item 1 of Part I of this report contains information on legal and administrative proceedings which is incorporated by reference under this item.

ITEM 6.  Exhibits and Reports on Form 8-K.

        (a)(i) Exhibits filed herewith.

                  99.1 - Certificate of Chief Executive Officer required by
                         Section 906 of the Sarbanes - Oxley Act of 2002.

                  99.2 - Certificate of Chief Financial Officer required by
                         Section 906 of the Sarbanes-Oxley Act of 2002.

         (a)(ii) Exhibits incorporated by reference.

                  10.1 - * 2003 Ameren Executive Incentive Plan (Ameren
                         Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 10.1).


                 * Management compensatory plan or arrangement.

              (b) Reports on Form 8-K. AmerenEnergy Generating Company filed no reports on Form 8-K during the quarterly period ended March 31, 2003.

            Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

                   Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

                   Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

                   Reports of CILCORP Inc. on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 2-95569.

                   Reports of Central Illinois Light Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2732.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMEREN ENERGY GENERATING COMPANY
                                                        (Registrant)

                                            By       /s/ Martin J. Lyons
                                              ----------------------------------
                                                         Martin J. Lyons
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

Date:  May 14, 2003



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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 14, 2003                               /s/ Daniel F. Cole
                                                  ------------------------------
                                                  Daniel F. Cole
                                                  President
                                                  (Principal Executive Officer)


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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:  May 14, 2003                         /s/ Warner L. Baxter
                                                 -------------------------------
                                                 Warner L. Baxter
                                                 Senior Vice President,Finance
                                                 (Principal Financial Officer)