Form 10-Q
period 2003-06-30
AMERENENERGY GENERATING CO
filed 2003-08-14
CIK 1135361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended June 30, 2003

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

     Shares outstanding of the registrant's  common stock as of August 14, 2003:
Common Stock, no par value, held by AmerenEnergy Development Company (parent company of the registrant and indirect subsidiary of Ameren Corporation) - 2,000.

                         OMISSION OF CERTAIN INFORMATION
     The  Registrant  meets  the  conditions  set forth in  General  Instruction
(H)(1)(a) and (b) of Form 10-Q as a wholly owned indirect subsidiary of Ameren Corporation and is therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.


                                                AMEREN ENERGY GENERATING COMPANY

                                                        TABLE OF CONTENTS


                                                                                                                                Page
                                                                                                                                ----
PART I.            Financial Information

      ITEM 1.      Financial Statements (Unaudited)
                   Balance Sheet at June 30, 2003 and December 31, 2002......................................................     1
                   Statement of Income for the three and six months ended June 30, 2003 and 2002.............................     2
                   Statement of Cash Flows for the six months ended June 30, 2003 and 2002...................................     3
                   Statement of Common Stockholder's Equity for the three and six months ended
                   June 30, 2003 and 2002....................................................................................     4
                   Notes to Financial Statements.............................................................................     5

      ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    13

      ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk................................................    19

      ITEM 4.      Controls and Procedures...................................................................................    21

                   Forward-Looking Statements................................................................................    21

PART II.           Other Information

      ITEM 1.      Legal Proceedings..........................................................................................   23

      ITEM 5.      Other Information..........................................................................................   24

      ITEM 6.      Exhibits and Reports on Form 8-K...........................................................................   24

SIGNATURE.....................................................................................................................   25



     This Form 10-Q contains "forward-looking  statements" within the meaning of
     Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I under the heading "Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.


                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                AMEREN ENERGY GENERATING COMPANY
                                                          BALANCE SHEET
                                             (Unaudited, in millions, except shares)

                                                                            June 30,        December 31,
                                                                              2003              2002
                                                                        -----------------  ---------------
ASSETS:
Property and plant, net                                                      $ 1,780           $ 1,767
Current assets:
   Cash and cash equivalents                                                       8                 3
   Accounts receivable                                                             9                10
   Accounts receivable - intercompany                                             73                68
   Other receivables                                                               -                 2
   Materials and supplies, at average cost -
      Fossil fuel                                                                 68                50
      Other                                                                       24                27
   Taxes receivable                                                                -                71
   Other                                                                           1                 -
                                                                        -----------------  ---------------
         Total current assets                                                    183               231
Other                                                                             13                12
                                                                        -----------------  ---------------
Total Assets                                                                 $ 1,976           $ 2,010
                                                                        =================  ===============

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 10,000 shares authorized -
     2,000 shares outstanding                                                $     -           $     -
   Other paid-in capital                                                         150               150
   Retained earnings                                                             178               131
   Accumulated other comprehensive income (loss)                                  (1)               (1)
                                                                        -----------------  ---------------
         Total common stockholder's equity                                       327               280
                                                                        -----------------  ---------------
  Subordinated notes payable - intercompany                                      358               412
  Long-term debt                                                                 698               698
                                                                        -----------------  ---------------
         Total capitalization                                                  1,383             1,390
                                                                        -----------------  ---------------
Current liabilities:
   Current portion of subordinated notes payable - intercompany                   53                50
   Accounts and wages payable                                                     35                55
   Accounts and wages payable - intercompany                                      22                32
   Asset retirement obligation                                                     4                 -
   Notes payable - intercompany                                                  154               191
   Current portion of income taxes payable - intercompany                         13                13
   Interest payable                                                                8                 8
   Interest payable - intercompany                                                 8                 7
   Taxes accrued                                                                   7                 -
   Other                                                                           3                 2
                                                                        -----------------  ---------------
         Total current liabilities                                               307               358
                                                                        -----------------  ---------------
Deferred income taxes, net                                                        94                66
Accumulated deferred investment tax credits                                       14                15
Income tax payable - intercompany                                                156               162
Other deferred credits and liabilities                                            22                19
                                                                        -----------------  ---------------
Total Capital and Liabilities                                                $ 1,976           $ 2,010
                                                                        =================  ===============

See Notes to Financial Statements.

                                       1



                                                AMEREN ENERGY GENERATING COMPANY
                                                       STATEMENT OF INCOME
                                                    (Unaudited, in millions)



                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                             ----------------------------  ----------------------------
                                                                 2003           2002           2003           2002
                                                             -------------  -------------  -------------  -------------
OPERATING REVENUES:
   Electric - intercompany                                      $ 151          $ 157          $ 319          $ 314
   Electric                                                        19             15             54             32
   Other - intercompany                                             3              3              6              6
                                                             -------------  -------------  -------------  -------------
      Total operating revenues                                    173            175            379            352
                                                             -------------  -------------  -------------  -------------

OPERATING EXPENSES:
   Fuel and purchased power                                        72             79            160            158
   Other operations and maintenance                                35             47             70             84
   Depreciation and amortization                                   19             17             37             33
   Other taxes                                                      6              6             13             12
                                                             -------------  -------------  -------------  -------------
      Total operating expenses                                    132            149            280            287
                                                             -------------  -------------  -------------  -------------

OPERATING INCOME                                                   41             26             99             65

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net -
     Miscellaneous income                                           -              -              2              -
                                                             -------------  -------------  -------------  -------------
      Total other income and (deductions)                           -              -              2              -
                                                             -------------  -------------  -------------  -------------

INTEREST CHARGES:
   Interest expense - intercompany                                 11             12             23             22
   Interest expense                                                14             10             28             18
                                                             -------------  -------------  -------------  -------------
      Total interest charges                                       25             22             51             40
                                                             -------------  -------------  -------------  -------------

INCOME BEFORE INCOME TAXES                                         16              4             50             25

INCOME TAXES                                                        6              2             19             10

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                      10              2             31             15

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                                -              -             18              -
                                                             -------------  -------------  -------------  -------------

NET INCOME                                                      $  10          $   2          $  49             15
                                                             =============  =============  =============  =============

See Notes to Financial Statements.



                                        AMEREN ENERGY GENERATING COMPANY
                                             STATEMENT OF CASH FLOWS
                                            (Unaudited, in millions)




                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                ---------------------
                                                                                   2003       2002
                                                                                ---------   ---------
Cash Flows From Operating:
   Net income                                                                      $ 49       $ 15
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting principle                        (18)         -
         Depreciation and amortization                                               37         33
         Deferred income taxes, net                                                  27         11
         Deferred investment tax credits, net                                        (1)        (1)
         Other                                                                        -         (1)
         Changes in assets and liabilities:
               Accounts receivable                                                    1         (4)
               Accounts receivable - intercompany                                    (3)        50
               Materials and supplies                                               (15)         2
               Taxes receivable, net                                                 66          4
               Accounts and wages payable                                            (7)       (17)
               Accounts and wages payable - intercompany                            (10)       (11)
               Current portion of income taxes payable-intercompany                  (6)       (11)
               Interest payable                                                       -          1
               Interest payable - intercompany                                        1          5
               Assets, other                                                          -        (16)
               Liabilities, other                                                     5          8
                                                                                ---------   ---------
Net cash provided by operating activities                                           126         68
                                                                                ---------   ---------

Cash Flows Used In Investing:
   Construction expenditures                                                        (31)      (190)
   Notes receivable - intercompany                                                    -        (33)
                                                                                ---------   ---------
Net cash used in investing activities                                               (31)      (223)
                                                                                ---------   ---------

Cash Flows From Financing:
   Dividends paid to Ameren Corporation                                              (2)        (2)
   Debt issuance costs                                                                -         (3)
   Redemptions:
      Notes payable - intercompany                                                  (37)       (62)
      Subordinated notes payable - intercompany                                     (51)       (46)
   Issuances:
      Notes payable - intercompany                                                    -        274
                                                                                ---------   ---------
Net cash (used in) provided by financing activities                                 (90)       161
                                                                                ---------   ---------

Net change in cash and cash equivalents                                               5          6
Cash and cash equivalents at beginning of year                                        3          2
                                                                                ---------   ---------
Cash and cash equivalents at end of period                                         $  8       $  8
                                                                                =========   =========

Cash paid during the periods:
   Interest - intercompany                                                         $ 21       $ 16
   Interest                                                                          28         17
   Income taxes                                                                       -          4

See Notes to Financial Statements.

                                       3


                                                AMEREN ENERGY GENERATING COMPANY
                                      CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                             (Unadutied in millions, except shares)



                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                     June 30,
                                                                             ---------------------------  --------------------------
                                                                                  2003        2002             2003        2002
                                                                             ---------------------------  --------------------------
Common stock                                                                    $    -      $    -           $    -      $    -

Other paid-in capital
   Beginning balance                                                               150         150              150         150
   Change in current period                                                          -           -                -           -
                                                                             ------------  -------------  ------------  ------------
                                                                                   150         150              150         150
                                                                             ------------  -------------  ------------  ------------

Retained earnings
   Beginning balance                                                               169         132              131         120
   Net income                                                                       10           2               49          15
   Dividends paid to Ameren                                                         (1)         (1)              (2)         (2)
                                                                             ------------  -------------  ------------  ------------
                                                                                   178         133              178         133
                                                                             ------------  -------------  ------------  ------------

Accumulated other comprehensive income
   Beginning balance                                                                 5           2                5           4
   Change in derivative financial instruments in current period                      -           1                -          (1)
                                                                             ------------  -------------  ------------  ------------
                                                                                     5           3                5           3
                                                                             ------------  -------------  ------------  ------------

   Beginning balance - minimum pension liability                                    (6)          -               (6)          -
   Change in minimum pension liability in current period                             -           -                -           -
                                                                             ------------  -------------  ------------  ------------

                                                                                    (1)          3               (1)          3
                                                                             ------------  -------------  ------------  ------------

Total common stockholder's equity                                               $  327      $  286           $  327      $  286
                                                                             ============  =============  ============  ============
Comprehensive income, net of taxes
   Net income                                                                   $   10      $    2           $   49      $   15
   Unrealized net gain/(loss) on derivative hedging instruments,
        net of income taxes of $-, $-, $-, and $-, respectively                      -           1                -           -
   Reclassification adjustments for gains/(losses) included in net income
        net of income taxes of $-, $1-, $-, and $(1), respectively                   -           -                -          (1)
                                                                             ------------  -------------  ------------  ------------
           Total comprehensive income, net of taxes                             $   10      $    3           $   49      $   14
                                                                             ============  =============  ============  ============


See Notes to Financial Statements.

                                       4

AMEREN ENERGY GENERATING COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003


NOTE 1 - Summary of Significant Accounting Policies

General

     AmerenEnergy Generating Company, headquartered in St. Louis, Missouri, is an indirect wholly-owned subsidiary of Ameren Corporation (Ameren). We own and operate a wholesale electric generation business in Illinois and Missouri. Much of our business was formerly owned and operated by our affiliate, Central
Illinois Public Service Company, which operates as AmerenCIPS. We were incorporated in the State of Illinois in March 2000. On May 1, 2000, we acquired from AmerenCIPS at net book value five coal-fired electric generating stations, all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and other related rights, assets and liabilities.

     Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries and our affiliates are as follows:
o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenCIPS, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and manages the related risks for us and our affiliates, AmerenEnergy Development Company (Development Company), which, as our parent, develops and constructs generating facilities for us, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for us and our affiliates for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

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

Accounting Changes and Other Matters

Statement of Financial Accounting Standards (SFAS) No. 143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS 143 effective January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing or amount of cash flows associated with an asset retirement obligation affect our estimate of fair value.

     Upon adoption of this standard, we recognized an asset retirement obligation of approximately $4 million and a net increase in net property and plant of approximately $34 million. The asset retirement obligation relates to retirement costs for a power plant ash pond. The net increase in net property and plant, as well as the majority of the net after-tax gain of $18 million we recognized upon adoption, resulted from the elimination of non-legal obligation costs of removal previously accrued as a component of accumulated depreciation ($20 million). We also recognized a loss for the difference between the net asset and liability for the retirement obligation recorded upon adoption related to our assets ($2 million).

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

Emerging Issues Task Force (EITF) Issue No. 02-3 and EITF Issue No. 98-10

     In the quarters ended September 30, 2002 and December 31, 2002, we adopted the provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that require revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues
- Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the sum of the contract notional amounts of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the sum of the contract notional amounts of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The operating revenues and costs that were netted for the three and six months ended June 30, 2002 were $44 million and $131 million, respectively, which reduced Electric Revenues and Fuel and Purchased Power by equal amounts. The adoption of EITF 02-3, the rescission of EITF 98-10 and the related transition guidance resulted in netting of energy contracts and lowered our reported revenues and costs with no impact on earnings.

SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

     In April 2003, the FASB issued SFAS 149. SFAS 149 clarifies under what circumstances a contract with initial net investment meets the characteristics of a derivative as discussed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003. We do not expect SFAS 149 to have any impact on our financial position, results of operations or liquidity upon adoption in the third quarter of 2003.

SFAS  No.  150  -   "Accounting   for   Certain   Financial   Instruments   with
Characteristics of Both Liabilities and Equity"

     In May 2003, the FASB issued SFAS 150 that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments that were issued in the form of shares with an unconditional obligation, where the issuer must redeem the instrument by transferring its assets on a specified date, be classified as liabilities. Accordingly, SFAS 150 requires issuers to classify mandatorily redeemable financial instruments as liabilities. SFAS 150 also requires such financial instruments to be measured at fair value and a cumulative effect adjustment to be recognized in the statement of income for any difference between the carrying amount and fair value.

     SFAS 150 will be effective in the third quarter of 2003. At this time, we do not expect SFAS 150 to have any impact on our financial position, results of operations and liquidity upon adoption in the third quarter of 2003.

FASB Interpretation No. (FIN) 46 - "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements"

     The FASB issued FIN 46 in January 2003. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 will determine the following:

     o Whether consolidation is required under the "controlling financial interest" model of ARB 51, or other existing authoritative guidance;
     o Or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities.

     The initial application of FIN 46 depends on the date that the VIE was created. For public entities, FIN 46 is effective no later than the beginning of the first interim period that starts after June 15, 2003. At this time, we are assessing the impact of FIN 46 on our financial position, results of operations, or liquidity upon adoption in the third quarter of 2003.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric were $19 million and in Operating Revenues - Electric - Intercompany were $8 million for the three months ended June 30, 2003 (2002 - $15 million in Operating Revenues - Electric and $9 million in Operating Revenues - Electric - Intercompany). Interchange revenues included in Operating Revenues - Electric were $54 million and in Operating Revenues - Electric - Intercompany were $19 million for the six months ended June 30, 2003 (2002 - $19 million in Operating Revenues - Electric and $18 million in Operating Revenues - Electric - Intercompany).

Purchased Power

     Purchased power included in Operating Expenses - Fuel and Purchased Power was $30 million for the three months ended June 30, 2003 (2002 - $24 million) and $71 million for the six months ended June 30, 2003 (2002 - $52 million).

Pension

     At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, after taxes, which resulted in a charge to Accumulated Other Comprehensive Income (Loss) (OCI) and a reduction in stockholders' equity. Our share of the minimum pension liability was approximately $6 million, after taxes. Based on changes in interest rates, Ameren may need to change its actuarial assumptions for its pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.


NOTE 2 - Rate and Regulatory Matters

Intercompany Transfer of Electric Generating Facilities and Illinois Service Territory

     As a part of the settlement of the Missouri electric rate case in 2002, AmerenUE committed to making certain infrastructure investments from January 1, 2002 through June 30, 2006. These requirements are expected to be satisfied in part by our proposed sale at net book value (approximately $260 million) to AmerenUE of approximately 550 megawatts of combustion turbine generating units at Pinckneyville and Kinmundy, Illinois. The sale is subject to receipt of necessary regulatory approvals. Approval by the Missouri Public Service Commission (MoPSC) is not required in order for this sale to occur. However, the MoPSC has jurisdiction over AmerenUE's ability to recover the cost of the purchased generating facilities from its electric customers in its rates. As a part of the settlement of the Missouri electric rate case in 2002, AmerenUE is subject to a rate moratorium providing for no changes in electric rates before June 30, 2006, subject to certain statutory and other exceptions.

     In February 2003, AmerenUE sought approval from the Federal Energy Regulatory Commission (FERC) and the Illinois Commerce Commission (ICC) to purchase 550 megawatts of generating assets from us. Several independent power producers have objected to AmerenUE's request to the FERC based on a claim that the sale may harm competition for the sale of electricity at wholesale. In April 2003, NRG Energy Inc. (NRG) and some of its affiliates filed testimony in the ICC proceeding contending that NRG's 640 megawatt generating facility at Vandalia, Missouri, known as the Audrain Facility, was a better resource for AmerenUE to acquire as compared to our Kinmundy and Pinckneyville combustion turbine generating units. In addition, the ICC Staff filed testimony that expressed concerns about whether the sale is the least cost generating resource for AmerenUE, and recommended that the ICC deny approval of the sale.

     On May 5, 2003, the FERC issued an order which set for hearing the effect of the proposed sale on competition in wholesale electric markets. On June 4, 2003, AmerenUE filed a Motion for Reconsideration of this order contending that the FERC erred in setting this matter for hearing. On June 10, 2003, AmerenUE filed direct testimony with the FERC in support of the proposed sale. On August 8, 2003, two intervenors, NRG and The Electric Power Supply Association, filed testimony opposing the proposed purchase.

     On May 30, 2003, AmerenUE filed a Notice of Withdrawal with the ICC stating that AmerenUE elected not to pursue approval of the sale and was withdrawing its request. In the Notice, AmerenUE stated that the concerns expressed by the ICC Staff regarding AmerenUE's means of satisfying its generating capacity needs, as well as the MoPSC's views of the appropriate means of meeting generating capacity obligations, have demonstrated to AmerenUE the difficulty of a single company operating as an electric utility in both a regulated generation jurisdiction such as Missouri and an unregulated generation jurisdiction such as Illinois. To remedy this difficulty, AmerenUE announced in the Notice its plan to limit its public utility operations to the State of Missouri and to discontinue operating as a public utility subject to ICC regulation. AmerenUE intends to accomplish this plan by transferring its Illinois-based electric and natural gas businesses, including its Illinois-based distribution assets and certain of its transmission assets, to AmerenCIPS. AmerenUE's electric generating facilities and certain of its electric transmission facilities in Illinois would not be part of the transfer. The transfer of AmerenUE's
Illinois-based utility businesses will require the approval of the ICC, the FERC, the MoPSC and the SEC under the provisions of the PUHCA. On June 13, 2003, the ICC Staff filed a response to AmerenUE's Notice of Withdrawal indicating that the ICC Staff did not object to it and on July 23, 2003, the ICC issued an order accepting the withdrawal. In the third quarter of 2003, AmerenUE expects to file with the MoPSC, the ICC, the FERC and the SEC for authority to transfer AmerenUE's Illinois-based utility businesses, at net book value, to AmerenCIPS.

     Upon receipt of regulatory approvals and completion of the transfer of AmerenUE's Illinois-based utility businesses, the ICC's approval will no longer be required for the sale of the Pinckneyville and Kinmundy combustion turbine generating units by us to AmerenUE. We intend to continue with the sale of these electric generating facilities and will continue to seek approvals from regulators having jurisdiction over the transaction.

FERC approval of the transaction is needed, and because the transaction does not require state regulatory approval, SEC approval under the PUHCA is also required.

     We are unable to predict the ultimate outcome of these regulatory proceedings or the timing of the final decisions of the various agencies. As a result, we are not able at this time to estimate the impact of these transactions on our financial position, results of operations or liquidity.

Regional Transmission Organization (RTO)

     Since April 2002,  AmerenUE,  AmerenCIPS  and  subsidiaries  of FirstEnergy
Corporation and NiSource Inc. (collectively the GridAmerica Companies) have participated in a number of filings at the FERC in an effort to form GridAmerica LLC as an independent transmission company (ITC). On December 19, 2002, the FERC issued an order conditionally approving the formation and operation of GridAmerica as an ITC within the Midwest Independent System Operator (Midwest
ISO), subject to further compliance filings.

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

     On April 30 2003, the FERC issued orders in response to the January 31, 2003 and February 28, 2003 filings. In its order regarding the GridAmerica Companies' request to transfer functional control of their transmission assets to GridAmerica, the FERC authorized the transfer. In response to the February 28, 2003 filing, the FERC accepted the amendments to the Midwest ISO OATT effective upon the commencement of service over the GridAmerica transmission facilities under the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. At this time, the parties are pursuing settlement of the disputed rate issues. Absent settlement, the rates filed in the February 28, 2003 filing will go into effect on October 1, 2003, subject to refund. On May 15, 2003, the FERC issued an order accepting the February 18, 2003 compliance filing.

     We do not own transmission assets; however, we pay AmerenUE and AmerenCIPS for the use of their transmission lines to transmit power. Until the tariffs and other material terms of AmerenCIPS' and AmerenUE's participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the impact that on-going regional transmission organization developments will have on our financial position, results of operations or liquidity. AmerenUE's participation in GridAmerica is subject to MoPSC approval. Ameren expects GridAmerica to become operational in late 2003, subject to regulatory approvals.

     In July 2003, the FERC issued an Order (July Order) that could potentially reduce Ameren's, as well as other utilities', "through and out" transmission revenues effective November 1, 2003, reversing an Administrative Law Judge's previous decision on this matter. The revenues subject to elimination by the July Order are those revenues from transmission reservations that travel through or out of Ameren's transmission system and are also used to provide electricity to load within the Midwest ISO or PJM Interconnection LLC systems. The magnitude of the potential net revenue reduction resulting from the July Order is still being evaluated, but could be up to $20 to $25 million annually. It is anticipated that our and our affiliates' transmission revenues could be reduced by the July Order for Ameren. Moreover, the FERC's Order explicitly permits companies participating in an RTO to seek collection of the lost "through and out" revenues through other rate mechanisms. At this time, Ameren intends to seek rehearing of the July Order. Ameren also intends to seek recovery of any potential lost "through and out" revenues through rate mechanisms acknowledged by the FERC in the July Order.

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

     Although  issuance of the final rule is  uncertain  and its  implementation schedule is unknown, the Midwest ISO is already in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it will implement the new market design. The Midwest ISO has targeted March 2004 as the start date for implementation. We are reviewing the Midwest ISO's market design and the potential impact of the market design on the cost and reliability of service to retail customers. At this time, we are unable to predict the ultimate impact the new market design will have on our future financial position, results of operations or liquidity.


NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren, our ultimate parent company, and Ameren's other subsidiaries. These transactions primarily consist of power purchases and sales, services received or rendered, borrowings and lendings. The transactions with these affiliates are reported as intercompany transactions.

Electric Power Supply Agreements

     We have a power supply agreement with Marketing Company, which we refer to as the Generating Company - Marketing Company agreement. Marketing Company, in turn, has a power supply agreement with AmerenCIPS, which we refer to as the Marketing Company - AmerenCIPS agreement. Under these power supply agreements, we agree to supply to Marketing Company, and Marketing Company, in turn, agrees to supply to AmerenCIPS, all of the energy and capacity needed by AmerenCIPS to fulfill its obligations to offer service to its retail customers and to fulfill AmerenCIPS' other obligations under all applicable federal and state tariffs or contracts. For capacity and energy needed to meet its obligations to retail tariff customers, AmerenCIPS pays Marketing Company fixed prices. For its fixed-price retail contracts, AmerenCIPS pays Marketing Company the price it receives under these contracts. Under the Generating Company - Marketing Company agreement, Marketing Company "passes through" to us the amounts received under the Marketing Company - AmerenCIPS agreement. The Marketing Company - AmerenCIPS agreement will terminate December 31, 2004. The Generating Company - Marketing Company agreement will remain in effect unless terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004. We expect Marketing Company to seek to extend the Marketing Company - AmerenCIPS agreement through December 31, 2006. An extension of the Marketing Company - AmerenCIPS agreement will depend on compliance with regulatory requirements in effect as to Marketing Company at the time, and we cannot predict whether Marketing Company will be successful in securing an extension of this agreement. The ICC authorized the extension of this agreement in its order approving Ameren's acquisition of CILCORP. Electric revenues included in Operating Revenues - Electric - Intercompany derived under the Generating Company - Marketing Company agreement were $143 million for the three months ended June 30, 2003 (2002 - $148 million) and were $300 million for the six months ended June 30, 2003 (2002 - $296 million). No other customer represents greater than 10% of our revenues. Included in electric revenues derived under the Generating Company - Marketing Company agreement were sales to AmerenCILCO of $2 million for the three months ended June 30, 2003 (2002 - $2 million) and $3 million for the six months ended June 30, 2003 (2002 - $3 million).

     Electric revenues included in Operating Revenues - Electric - Intercompany derived through sales of available generation to our affiliate EEI were $1 million for the three months ended June 30, 2003 (2002 - $1 million) and were $1 million for the six months ended June 30, 2003 (2002 - $1 million).

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

     Electric revenues included in Operating Revenues - Electric derived from outside sales of available generation through AmerenEnergy were $19 million for the three months ended June 30, 2003 (2002 - $15 million) and were

$54 million for the six months ended June 30, 2003 (2002 - $32 million). Electric revenues included in Operating Revenues - Electric - Intercompany derived through sales of available generation to AmerenUE through the amended joint dispatch agreement were $7 million for the three months ended June 30, 2003 (2002 - $8 million) and were $18 million for the six months ended June 30, 2003 (2002 - $18 million).

     Purchased power derived from AmerenEnergy was $6 million for the three months ended June 30, 2003 (2002 - $9 million) and was $15 million for the six months ended June 30, 2003 (2002 - $17 million). Intercompany power purchases from the amended joint dispatch agreement between AmerenUE and us and other agreements for the three months ended June 30, 2003 were $24 million (2002 - $15 million) and were $56 million for the six months ended June 30, 2003 (2002 - $35 million).

Ameren Services and AmerenEnergy Charges

     Costs of support services provided by our affiliates, Ameren Services and AmerenEnergy, including wages, employee benefits, professional services and other expenses are based on actual costs incurred. Other operating expenses provided by Ameren Services and AmerenEnergy, for the three months ended June 30, 2003 were $7 million (2002 - $9 million) and were $14 million for the six months ended June 30, 2003 (2002 - $18 million).

Non-Regulated Subsidiary Money Pool

     We have the ability to borrow up to $600 million from Ameren through a non-regulated subsidiary money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-regulated subsidiary money pool or external sources are used by Ameren to increase the available amounts. At June 30, 2003, $595 million was available through the non-regulated subsidiary money pool not including additional funds available through uncommitted bank lines.
The non-regulated subsidiary money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-regulated subsidiary money pool. The average interest rate for borrowings from the non-regulated subsidiary money pool was 8.84% for the three months ended June 30, 2003 (2002 - 8.34%) and 8.84% for the six months ended June 30, 2003 (2002 - 6.33%). These rates are based on the cost of Ameren's funds used to fund money pool advances. We incurred $4 million in intercompany interest expense associated with outstanding borrowings from the non-regulated subsidiary money pool for the three months ended June 30, 2003 (2002 - $4 million net of interest income) and $9 million for the six months ended June 30, 2003 (2002 - $5 million net of interest income). At June 30, 2003, we had borrowings of $154 million from the non-regulated subsidiary money pool (2002 - $32 million of loans to the non-regulated subsidiary money pool).

     In July 2003, Ameren entered into two new credit agreements for $470 million in revolving credit facilities to be used for general corporate purposes, including the support of commercial paper programs. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren's existing $270 million 364-day revolving credit facility, which matured in July 2003, and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require Ameren to meet minimum Employee Retirement Income Security Act (ERISA) funding requirements for Ameren's pension plan. The prior credit facilities included more restrictive provisions related to the funded status of Ameren's pension plan, which are not present in the new facilities. In addition, in July 2003, Ameren entered into an amendment of an existing $130 million multi-year credit facility that similarly modified the ERISA-related provisions in this facility. As a result, all of Ameren's facilities require it to meet minimum ERISA funding requirements, but do not otherwise limit the underfunded status of its pension plan. At July 31, 2003, all of such borrowing capacity under these facilities was available.


NOTE 4 - Derivative Financial Instruments

     As of June 30, 2003, we recorded the fair value of derivative financial instrument assets of $2 million in Other Assets and the fair value of derivative financial instrument liabilities of $1 million in Other Deferred Credits and Liabilities.

Cash Flow Hedges

     The pretax net gain or loss on power forward derivative instruments, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was a gain of less than $1 million for the three months ended June 30, 2003 (2002 - less than $1 million loss) and was a loss of less than $1 million for the six months ended June 30, 2003 (2002 - less than $1 million gain).

     As of June 30, 2003, we had hedged a portion of the electricity price exposure for periods generally less than one year. The mark-to-market value accumulated in OCI for the effective portion of hedges of electricity price exposure was a gain of less than $1 million (less than $1 million, net of taxes).

     As of June 30, 2003, a gain of approximately $6 million ($4 million, net of taxes) associated with interest rate swaps was included in OCI. The swaps were a partial hedge of the interest rate on long-term debt that was issued in June 2002. The swaps cover the first ten years of debt that has a 30-year maturity and the gain in OCI is being amortized over a ten-year period that began in June 2002.

Other Derivatives

     We enter into option transactions to manage our positions in sulfur dioxide allowances. Certain of these transactions are treated as non-hedge transactions under SFAS 133. The net change in the market value of sulfur dioxide options is recorded as Operating Revenues - Electric in the income statement. The net change in the market value of sulfur dioxide options was a gain of less than $1 million (less than $1 million, net of taxes) for the three months ended June 30, 2003 and a gain of $1 million (less than $1 million, net of taxes) for the six months ended June 30, 2003.


NOTE 5 - Property and Plant, Net

     Property and plant, net consisted of the following at June 30, 2003 and December 31, 2002:

================================================================================
                                                     June 30,       December 31,
                                                       2003            2002
--------------------------------------------------------------------------------
Property and plant, at original cost:
  Electric                                            $ 2,511        $ 2,462
     Less accumulated depreciation and amortization       744            745
--------------------------------------------------------------------------------
                                                        1,767          1,717
Construction work in progress:                             13             50
--------------------------------------------------------------------------------
Property and plant, net                               $ 1,780        $ 1,767
--------------------------------------------------------------------------------


NOTE 6 - Debt Financings

     At June 30, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.

     Amortization of debt issuance costs and any discounts for the three and six months ended June 30, 2003 of less than $1 million (2002 - less than $1 million) and $1 million (2002 - $1 million), respectively, were included in interest expense in the income statement.

     At June 30, 2003, Ameren and its subsidiaries, including us, were in compliance with their financial agreement provisions and covenants.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     AmerenEnergy Generating Company, headquartered in St. Louis, Missouri, is an indirect wholly-owned subsidiary of Ameren Corporation (Ameren). We own and operate a wholesale electric generation business in Illinois and Missouri. Much of our business was formerly owned and operated by our affiliate, Central
Illinois Public Service Company, which operates as AmerenCIPS. We were incorporated in the State of Illinois in March 2000. On May 1, 2000, we acquired from AmerenCIPS at net book value five coal-fired electric generating stations, all related fuel, supply, transportation, maintenance and labor agreements, approximately 45% of AmerenCIPS' employees, and other related rights, assets and liabilities.

     Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenCIPS, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003. See Acquisitions for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include us, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company (Fuels Company), which procures fuel and manages the related risks for us and our affiliates, AmerenEnergy Development Company (Development Company), which, as our parent, develops and constructs generating facilities for us, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Acquisitions for further information.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for us and our affiliates for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The financial statements and related notes included in our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in our Annual Report on Form 10-K for the period ended December 31, 2002.
o The audited financial statements and related notes that appear in our Annual Report on Form 10-K for the period ended December 31, 2002.

     When we refer to our, we, us or Generating Company, we are referring to AmerenEnergy Generating Company and in some cases our agents, AmerenEnergy and Fuels Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     We have an agreement to supply all of our power to Marketing Company (Generating Company - Marketing Company agreement). Marketing Company then provides all the power required for AmerenCIPS' native load requirements (Marketing Company - AmerenCIPS agreement) and to serve its obligations under various long-term wholesale and retail contracts. Marketing Company's agreement with AmerenCIPS expires on December 31, 2004, but Marketing Company and AmerenCIPS plan to seek the necessary regulatory approvals to extend this agreement to December 31, 2006. If we have any power in excess of Marketing Company's needs, then AmerenEnergy sells it on our behalf to the extent it is economical. See Note 3 - Related Party Transactions to our Financial Statements under Item 1 of Part I of this report for further information.

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

     Our results of operations and financial position are impacted by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. We principally utilize coal as fuel in 11 power generating units (approximately 2,695 megawatts) for base load power and natural gas as fuel in 25 combustion turbine units (approximately 2,105 megawatts) primarily for peaking power. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. Fluctuations in interest rates impact our cost of borrowings, and pension and post-retirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

Acquisitions

     On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from The AES Corporation. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley
Cogen (No. 4), LLC (Medina Valley) which indirectly owns a 40 megawatt, gas-fired electric generation plant. With the acquisition, Medina Valley, which was renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC, became a wholly-owned subsidiary of Resources Company. The results of operations for CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC were included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates. Our results of operations for the six months ended June 30, 2003 were not impacted by these acquisitions.

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

     The total acquisition cost was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $489 million in cash, net of cash acquired. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares which together generated aggregate net proceeds of $575 million.

RESULTS OF OPERATIONS

Earnings Summary

     Our net income increased $8 million to $10 million in the second quarter of 2003 from $2 million in the second quarter of 2002. Second quarter 2003 net income increased principally as a result of lower operations and maintenance expenses and favorable interchange margins due to improved power prices in the energy markets. The increase in net income was partially offset by higher interest costs associated with long-term debt issued in June 2002.

     Our net income increased $34 million to $49 million for the six months ended June 30, 2003 from $15 million during the first six months of 2002. In the first six months of 2003, our net income included a net cumulative effect gain of $18 million associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The net gain resulted principally from the elimination of non-legal obligation costs of removal for our assets from accumulated depreciation. In addition to the items discussed above, net income for the first six months of 2003 benefited from higher interchange margins as well as colder winter weather than in the first six months of 2002, which resulted in increased native load electric demand under the Generating Company - Marketing Company agreement in the first quarter of 2003.

Electric Operations

     The following table represents the favorable (unfavorable) variations on electric margin for the three and six months ended June 30, 2003 from the comparable period in 2002:

     =========================================================================================================
                                                                            Three Months        Six Months
     ---------------------------------------------------------------------------------------------------------
     Electric Revenues:
        Interchange revenues                                                   $   3              $  23
        Wholesale revenues                                                        (5)                 4
     ---------------------------------------------------------------------------------------------------------
                Total variation in electric operating revenues                    (2)                27
     Fuel and Purchased Power:
        Fuel:
          Generation                                                           $  10              $  10
          Price                                                                    3                  4
          Generation efficiencies and other                                        1                  4
        Purchased power                                                           (7)               (20)
     ----------------------------------------------------------------------------------------------------------

                Total variation in fuel and purchased power                        7                 (2)
     ----------------------------------------------------------------------------------------------------------

     Change in electric margin                                                 $   5              $  25
     ----------------------------------------------------------------------------------------------------------


     Electric margin increased $5 million for the three months and $25 million for the six months ended June 30, 2003, compared to the same periods in 2002. Increases in electric margin in the second quarter and first six months of 2003 were primarily attributable to increased interchange margins. Interchange margins increased approximately $6 million in the second quarter and approximately $21 million in the first six months of 2003 due to improved power prices in the energy markets. Average power prices increased to approximately $36 per megawatthour in the first six months of 2003 from approximately $24 per megawatthour in the first six months of 2002.

     Fuel and purchased power costs decreased approximately $7 million in the second quarter of 2003 due to a 14% decline in megawatthour generation partially offset by higher purchased power costs due to higher energy prices and lower generation. Fuel and purchased power costs increased $2 million in the first six months of 2003 due to higher purchased power costs associated with higher energy prices and lower generation partially offset by lower generation costs due to a 21% decline in megawatthour generation. The decline in generation was primarily attributable to the timing of outages at our power plants during the first six months of 2003.

     During 2002, we adopted the provisions of Emerging Issues Task Force (EITF) Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. The operating revenues and costs that were netted for the three and six months ended June 30, 2002 were $44 million and $131 million, respectively, which reduced interchange revenues and purchased power by equal amounts. See Note 1 - Summary of Significant Accounting Policies to our Financial Statements under Item 1 of Part I of this report for further information.

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses decreased $12 million in the second quarter and $14 million in the first six months of 2003 compared to the same periods in 2002, primarily due to a decrease in injuries and damages charges, a reduction in efficiency improvement costs at our coal-fired generation stations, a decrease in commitment fees that AmerenEnergy pays on our behalf for the use of AmerenUE and AmerenCIPS' transmission lines, and lower labor costs related to the voluntary employee retirement program instituted at the end of 2002. These decreases were partially offset by higher employee benefit costs related to higher healthcare and pension costs.

     Costs of support services provided by Ameren Services and AmerenEnergy to us, including wages, employee benefits and professional services are based on actual costs incurred and were included in other operations and maintenance expenses. See Note 3 - Related Party Transactions to our Financial Statements under Item 1 of Part I of this report for further information.

Depreciation and Amortization

     Depreciation and amortization expense increased $2 million in the second quarter and $4 million in the first six months of 2003, compared to the same periods in 2002 primarily due to our addition of four combustion turbine generating units in the third and fourth quarters of 2002.

Other Taxes

     Other taxes expense remained unchanged in the second quarter and increased $1 million in the first six months of 2003 compared to the same periods in 2002, primarily due to increased property taxes associated with the four combustion turbine generating units added in the third and fourth quarters of 2002.

Interest

     Interest expense increased $3 million in the second quarter and $11 million in the first six months of 2003, compared to the same periods in 2002, primarily due to our issuance of $275 million of 7.95% Senior Notes in June 2002 and increased borrowings from Ameren's non-regulated subsidiary money pool at higher interest rates in the first quarter of 2003, compared to the first quarter of 2002. These increases were partially offset by a reduction in the principal amounts outstanding on our subordinated intercompany promissory notes to AmerenCIPS and Ameren in May 2003 of approximately $46 million and $4 million, respectively, therefore reducing associated interest costs in the current year periods compared to the prior year periods.

Income Taxes

     Income tax expense increased $4 million in the second quarter of 2003, compared to the second quarter of 2002, primarily due to higher pre-tax income. Income tax expense increased $9 million in the first six months of 2003, as compared to the same period in 2002, primarily due to higher pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities totaled $126 million for the first six months of 2003, compared to $68 million for the same period in 2002. Cash provided from operating activities increased in the first six months of 2003, primarily as a result of higher electric margins and variations in working capital.

Investing

     Our cash flows used in investing activities totaled $31 million for the first six months of 2003 compared to $223 million for the same period in 2002. The decrease from the prior year period was entirely related to a decrease in construction expenditures as we paid approximately $140 million in the first quarter of 2002 to Development Company for a combustion turbine generating unit purchased, but not yet paid for, at December 31, 2001. Our capital expenditures are expected to approximate $50 million in 2003.

     We continually review our generation portfolio and expected electrical needs, and as a result, we could modify our plan for generation capacity, which could include the timing of when certain assets will be added to, or removed from our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that we plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

Financing

     Our cash flows used in financing activities totaled $90 million in the first six months of 2003 compared to cash flows provided by financing activities of $161 million in the first six months of 2002. Our principal financing activities for the first six months of 2003 included partial repayments of our intercompany promissory notes to Ameren and AmerenCIPS and redemptions of short-term borrowings from Ameren's non-regulated subsidiary money pool. The first six months of 2002 included issuance of $275 million of Senior Notes in June 2002.

Notes Payable -Intercompany and Liquidity

     Our gross margins from power supply contracts with affiliated companies continue to be the principal source of cash from operating activities. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We have the ability to borrow up to $600 million from Ameren through a non-regulated subsidiary money pool agreement. However, the total amount available to us at any time is reduced by the amount of borrowings from Ameren by our affiliates and is increased to the extent other Ameren non-regulated companies advance surplus funds to the non-regulated subsidiary money pool or external sources are used by Ameren to increase the available amounts. At June 30, 2003, $595 million was available through the non-regulated subsidiary money pool not including additional funds available through uncommitted bank lines. The non-regulated subsidiary money pool was established to coordinate and provide for short-term cash and working capital requirements of Ameren's non-regulated activities and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the non-regulated subsidiary money pool. The average interest rate for borrowings from the non-regulated subsidiary money pool was 8.84% for the three months ended June 30, 2003 (2002 - 8.34%) and 8.84% for the six months ended June 30, 2003 (2002 - 6.33%). These rates are based on the cost of Ameren's funds used to fund money pool advances. We incurred $4 million in intercompany interest expense associated with outstanding borrowings from the non-regulated subsidiary money pool for the three months ended June 30, 2003 (2002 - $4 million net of interest income) and $9 million for the six months ended June 30, 2003 (2002 - $5 million net of interest income). At June 30, 2003, we had borrowings of $154 million from the non-regulated subsidiary money pool (2002 - $32 million of loans to the non-regulated subsidiary money pool).

     We and Ameren rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. Our inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings and those of Ameren, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

Financial Agreement Provisions and Covenants

     Our financial agreements and those of Ameren include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. The majority of the committed credit facilities of Ameren and its subsidiaries require the borrower to represent, in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. None of our financing arrangements nor those of Ameren and its other subsidiaries contain credit rating triggers, except for three funded bank term loans at AmerenCILCO totaling $105 million at June 30, 2003.

     At June 30, 2003, Ameren and its subsidiaries, including us, were in compliance with their financial agreement provisions and covenants.

Off-Balance Sheet Arrangements

     At June 30, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.

OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impacts native load demand;
o Power prices in the Midwest will impact the amount of revenues we can generate by marketing any excess power into the interchange markets.
     Long-term power prices continue to be generally soft in the Midwest, despite the fact that short-term power prices have strengthened significantly from the prior year in the first six months of 2003 due primarily to higher prices for natural gas;
o    Fixed electric rates in our Illinois service territory;
o The adverse effects of rising employee benefit costs and higher insurance costs; and
o    An assumed return to more normal weather patterns relative to 2002.

     In late 2002, we and Ameren announced the following actions to mitigate the effect of these challenges:

o A voluntary retirement program that was accepted by approximately 550 Ameren employees, including approximately 35 of our employees and additional employees providing support functions to us through Ameren Services;
o Modifications to retiree employee benefit plans to increase co-payments and limit our overall cost;
o    A wage freeze in 2003 for all management employees;
o    Reductions of 2003 expected capital expenditures.

     We are considering additional actions, including modifications to active employee benefits, further staffing reductions and other initiatives.

     International Union of Operating Engineers (IUOE) and the International Brotherhood of Electrical Workers (IBEW) for two bargaining units covering approximately 71% of our entire workforce expired on July 1, 2003. The principal issues being negotiated with regard to continuation of these labor agreements are wages, work rules and our proposal to change the employee medical benefits program to require employees to pay for a greater portion of their benefit coverage. Changes to the employee medical benefits program have been agreed to with a joint bargaining committee representing all unions; however, the changes cannot be implemented without ratification by a majority of the collective membership of all bargaining units. Tentative Agreement has been reached with one of the bargaining units, which includes a new four year agreement which will expire in 2006. Ratification of the Tentative Agreement is expected in the third quarter of 2003. We are unable to predict whether the remaining bargaining unit agreement will be ratified or the response of other union-represented employees to any action by its employees. We are unable to determine what, if any, impact these labor matters could have on our future financial condition, results of operations or liquidity.

     At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, after taxes, which resulted in a charge to Accumulated Other Comprehensive Income (Loss) (OCI) and a reduction in stockholders' equity. Our share of the minimum pension liability was approximately $6 million, after taxes. Based on changes in interest rates, Ameren may need to change its actuarial assumptions for its pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.

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

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with both long-term and short-term variable-rate debt and fixed-rate debt. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates. At June 30, 2003, we had $154 million of variable rate non-regulated subsidiary money pool borrowings outstanding.

     Utilizing our variable rate debt outstanding at June 30, 2003, if interest rates increased by 1%, our annual interest expense would increase by approximately $2 million and net income would decrease by approximately $1 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

     Our  physical  and  financial   instruments  are  subject  to  credit  risk
consisting of accounts receivable and executory contracts with market risk exposures. Our revenues are primarily derived from the sales of electricity to Marketing Company as described in Note 3 - Related Party Transactions to our Financial Statements under Item 1 of Part I of this report. At June 30, 2003, approximately $51 million of our accounts receivable are related party receivables from Marketing Company. No other customer represents greater than 10% of our accounts receivable. We analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts. We also establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.

Equity Price Risk

     Generating Company, along with other subsidiaries of Ameren, is a participant in Ameren's defined benefit plans and postretirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2000 for the pension and postretirement plans. As a result, at December 31, 2002, Ameren and its subsidiaries, including us, recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to equity as a result of a charge to Ameren's OCI of $102 million, net of taxes. Our portion of this charge to OCI was $6 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and Ameren's contributions to the plan during 2002. Neither Ameren's nor our portion of the minimum pension liability changed at June 30, 2003. In future years, the liability recorded, the costs reflected in net income or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Balance Sheet.

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

     The following table summarizes the favorable (unfavorable) changes in the fair value of all contracts marked-to-market during the three and six months ended June 30, 2003:

===================================================================================================================
                                                                                           Three           Six
                                                                                           Months         Months
-------------------------------------------------------------------------------------------------------------------
Fair value of contracts at beginning of period, net                                        $  -           $  (a)
     Contracts which were realized or otherwise settled during the period                    (a)             (a)
     Changes in fair values attributable to changes in valuation techniques and
         assumptions                                                                          -               -
     Fair value of new contracts entered into during the period                              (a)             (a)
    Other changes in fair value                                                              (a)              1
-------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at end of period, net                                  $ (a)          $   1
===================================================================================================================
(a)  Less than $1 million.



     Maturities of contracts as of June 30, 2003 were as follows:

===========================================================================================================
                                        Maturity                                Maturity in
                                       less than      Maturity      Maturity    excess of 5    Total fair
Sources of fair value                    1 year      1-3 years     4-5 years       years       value (a)
-----------------------------------------------------------------------------------------------------------
Prices actively quoted                    $ -           $ -           $ -           $ -           $ -
Prices provided by other external
    sources (b)                            (d)            -             -             -            (d)
Prices based on models and other
    valuation methods (c)                  (d)           (d)            -             -             1
-----------------------------------------------------------------------------------------------------------
Total                                    $ (d)         $ (d)          $ -           $ -           $ 1
===========================================================================================================
(a)  All contracts were with investment-grade rated counterparties.
(b)  Principally power forward values based on NYMEX prices for over-the-counter contracts.
(c)  Principally sulfur dioxide options valued on information from external sources and our estimates.
(d)  Less than $1 million.


ITEM 4.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     As of June 30, 2003, the principal executive officer and principal financial officer of AmerenEnergy Generating Company have evaluated the effectiveness of the design and operation of AmerenEnergy Generating Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15
(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of AmerenEnergy Generating Company have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to AmerenEnergy Generating Company which is required to be included in AmerenEnergy Generating Company's reports filed or submitted with the SEC under the Exchange Act.

     (b) Change in Internal Controls Over Financial Reporting

     There has been no significant change in AmerenEnergy Generating Company's internal control over financial reporting that occurred during AmerenEnergy Generating Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ameren Energy Generating Company's internal control over financial reporting.


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

o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy energy sales made on our behalf;
o    legal and administrative proceedings; and
o delays in or difficulties in connection with the receipt of regulatory approvals with respect to AmerenUE's plan to discontinue operating as a public utility subject to ICC regulation and the transferring of AmerenUE's Illinois-based electric and natural gas businesses to AmerenCIPS or unexpected adverse conditions or terms of those approvals..

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     On June 18, 2003, twenty retirees and surviving spouses of retirees of our parent, Ameren Corporation, or its predecessors or subsidiaries (the plaintiffs) filed a complaint in the U.S. District Court, Southern District of Illinois, against Ameren, and its subsidiaries, Union Electric Company, operating as AmerenUE, Central Illinois Public Service Company, operating as AmerenCIPS, Ameren Energy Resources Company, Ameren Services Company and us, and against Ameren's Retiree Medical Plan (the defendants). The retirees were members of various local labor unions of the International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers (IUOE). The complaint alleges the following:

o the labor organizations which represented the plaintiffs have historically negotiated retiree medical benefits with the defendants and that pursuant to the negotiated collective bargaining agreements and other negotiated documents, the plaintiffs are guaranteed medical benefits at no cost or at a fixed maximum cost during their retirement;
o Ameren has unilaterally announced that, beginning in 2004, retirees must pay a portion of their own health care premiums and either an increasing portion of their dependents' premiums or newly imposed dependents' premiums, and that surviving spouses will be paying increased amounts for their medical benefits;
o the defendants' actions deprive the plaintiffs of vested benefits and thus violate the Employee Retirement Income Security Act and the Labor
     Management Relations Act of 1947, and constitute a breach of the defendants' fiduciary duties; and
o    the defendants are estopped from changing the plan benefits.

     The plaintiffs have filed the complaint on behalf of themselves, other similarly situated former non-management employees and their surviving spouses who retired from January 1, 1992 through October 1, 2002, and on behalf of all subsequent non-management retirees and their surviving spouses whose vested medical benefits are reduced or are threatened with reduction. The plaintiffs seek to have this lawsuit certified as a class action, injunctive relief and declaratory relief, actual damages for any amounts they are made to pay as a result of the defendants' actions, and payment of attorney fees and costs. On August 11, 2003, the defendants filed motions to dismiss various counts of the complaint. We are unable to predict the outcome of this lawsuit or the impact of the outcome on our financial position, results of operations or liquidity.

     On July 8, 2003, we and our direct parent, Ameren Energy Development Company, as well as U.S. Can Company, filed a complaint in the Circuit Court of Cook County, Illinois, Chancery Division, against the Village of Bartlett, Illinois, the Village Trustees, and Realen Homes, LP, a Pennsylvania limited partnership, seeking a declaratory judgment and/or writ of certiorari to invalidate decisions by the Village of Bartlett on June 3, 2003 to annex and rezone properties for a proposed project to be developed by Realen Homes. The project would consist of approximately 210 single family and 119 town house units on land located across from our combustion turbine generating units, U.S. Can Company's plant and other industrial facilities in Elgin, Illinois. The proposed residential project could impact, among other things, our ability to meet certain state and local noise standards.

     Reference is made to Note 2 to the Notes to Financial Statements in our Form 10-Q for the quarterly period ended March 31, 2003 for a discussion of the Missouri Supreme Court's opinion issued in April 2003 upholding the adoption of affiliate rules by the Missouri Public Service Commission for Missouri's gas and electric utilities. AmerenUE had originally appealed the adoption of the asymmetric pricing provisions contained in the affiliate rules. In May 2003, the Missouri Supreme Court denied AmerenUE's Motion for Reconsideration of the court's April 2003 opinion which makes the affiliate rules applicable to AmerenUE and its affiliates, including us. We do not expect these rules to have a material adverse impact on our future financial position, cash flows or results of operations.

     Note 2 - Rate and Regulatory Matters to our Financial Statements under Item 1 of Part I of this report contains additional information on legal and administrative proceedings which is incorporated by reference under this item.

ITEM 5.  Other Information.

     Reference is made to Item 2. "Properties" in Part I of our 2002 Annual Report on Form 10-K for a discussion of the location of our generating facilities within MAIN (Mid-America Interconnected Network), which is one of the regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. On June 23, 2003, our affiliates, AmerenUE, AmerenCIPS and Central Illinois Light Company, operating as AmerenCILCO, provided formal written notice to the MAIN Board of Directors of their intent to withdraw from MAIN effective January 1, 2005. They intend to join another Regional Reliability Organization (RRO) prior to their withdrawal from MAIN becoming effective. Until their withdrawal is effective, they will continue to honor all of their obligations as members of MAIN. If they do not join another RRO, they may withdraw their notice of intent to withdraw from MAIN.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits filed herewith.

               31.1 -  Rule  13a  -14(a)/15d-14(a)  Certification  of  Principal
                       Executive   Officer   (required   by  Section   302  of
                       the Sarbanes-Oxley Act of 2002).

               31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (required by Section 302 of the Sarbanes-Oxley Act of 2002).

               32.1 - Section 1350 Certification of Principal Executive Officer (required by Section 906 of the Sarbanes-Oxley Act of
                       2002).

               32.2 - Section 1350 Certification of Principal Financial Officer (required by Section 906 of the Sarbanes-Oxley Act of
                       2002).

          (b) Reports on Form 8-K. Ameren Energy Generating Company filed the following reports on Form 8-K during the quarterly period ended June 30, 2003:

          ======================================================================
                                                  Items             Financial
                   Date of Report                Reported       Statements Filed
          ----------------------------------------------------------------------
                   May 30, 2003                      5               None


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

                                     AMEREN ENERGY GENERATING COMPANY
                                              (Registrant)



                                  By        /s/ Martin J. Lyons
                                    --------------------------------------
                                                Martin J. Lyons
                                        Vice President and Controller
                                          (Principal Accounting Officer)


Date:  August 14, 2003