Form 10-Q
period 2013-06-30
AMEREN ENERGY GENERATING CO
filed 2013-08-15
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 333-56594

AMEREN ENERGY GENERATING COMPANY
(Exact name of registrant as specified in its charter)

Illinois	37-1395586
(State of incorporation)	(I.R.S. Employer Identification No.)
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
As of July 31, 2013, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Ameren Energy Resources Company, LLC, a subsidiary of Ameren Corporation.

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
Dynegy - Dynegy Inc.
Form 10-K - The Annual Report on Form 10-K for the year ended December 31, 2012, filed by Genco with the SEC.
IPH - Illinois Power Holdings, LLC, an indirect wholly owned subsidiary of Dynegy Inc.
Medina Valley - AmerenEnergy Medina Valley Cogen LLC, an AER subsidiary through March 13, 2013. This company was distributed from AER to Ameren on March 14, 2013.
MISO - Midcontinent Independent System Operator, Inc., an RTO. Formerly known as Midwest Independent Transmission System Operator, Inc.
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

•
regulatory approvals, including from the FERC, the FCC and the Illinois Pollution Control Board relating to, and the satisfaction or waiver of the conditions to, the divestiture of New AER and regulatory approvals from the FERC with respect to the sale to a third-party of the Elgin, Gibson City, and Grand Tower gas-fired energy centers and any related tax implications of Ameren’s divestiture of the Merchant Generation business;

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

•	the impact of system outages;

•	the effects of strategic initiatives, acquisitions and divestitures;

•
impacts under our PSA agreement with Marketing Company caused by our sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers, which may impact our reimbursable costs, our generation levels, and Marketing Company’s total revenues to allocate to us and AERG;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMEREN ENERGY GENERATING COMPANY
CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating Revenues (Note 3):
Electric	$185	$194	$370	$388
Other	2	—	4	—
Total operating revenues	187	194	374	388
Operating Expenses:
Fuel	106	125	229	230
Purchased power	40	—	40	—
Other operations and maintenance	49	45	80	92
Assets held for sale and impairment adjustments (Note 2)	(5)	—	202	—
Depreciation and amortization	18	23	42	46
Taxes other than income taxes	4	5	10	11
Total operating expenses	212	198	603	379
Operating Income (Loss)	(25)	(4)	(229)	9
Interest Charges	10	12	21	26
Loss Before Income Taxes (Benefit)	(35)	(16)	(250)	(17)
Income Taxes (Benefit)	(13)	(10)	(99)	(8)
Net Loss	(22)	(6)	(151)	(9)
Less: Net Loss Attributable to Noncontrolling Interest	—	(2)	—	(4)
Net Loss Attributable to Ameren Energy Generating Company	$(22)	$(4)	$(151)	$(5)

Net Loss	$(22)	$(6)	$(151)	$(9)
Other Comprehensive Income, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes of $1, $3, $1 and $3, respectively	1	4	2	5
Total other comprehensive income, net of taxes	1	4	2	5
Comprehensive Loss	(21)	(2)	(149)	(4)
Less: Comprehensive Loss Attributable to Noncontrolling Interest	—	(2)	—	(4)
Comprehensive Loss Attributable to Ameren Energy Generating Company	$(21)	$—	$(149)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY CONSOLIDATED BALANCE SHEET (Unaudited) (In millions, except shares)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$25	$25
Advances to money pool	152	27
Accounts receivable – affiliates	54	70
Miscellaneous accounts receivable	25	20
Materials and supplies	71	85
Mark-to-market derivative assets	17	2
Mark-to-market derivative assets - affiliates	4	—
Other current assets	17	26
Current assets held for sale	155	364
Total current assets	520	619
Property and Plant, Net	1,886	1,887
Other Assets	23	26
TOTAL ASSETS	$2,429	$2,532
LIABILITIES AND EQUITY
Current Liabilities:
Accounts and wages payable	$56	$54
Accounts payable – affiliates	15	12
Deposit received from affiliate for pending asset sale	100	—
Current portion of tax payable – Ameren Illinois	6	6
Taxes accrued	19	14
Interest accrued	12	12
Mark-to-market derivative liabilities	13	8
Mark-to-market derivative liabilities – affiliates	11	—
Current accumulated deferred income taxes, net	32	—
Other current liabilities	9	9
Current liabilities held for sale	22	25
Total current liabilities	295	140
Long-term Debt, Net	824	824
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	225	334
Accumulated deferred investment tax credits	1	2
Tax payable – Ameren Illinois	38	39
Asset retirement obligations	67	59
Pension and other postretirement benefits	88	92
Other deferred credits and liabilities	12	14
Total deferred credits and other liabilities	431	540
Commitments and Contingencies (Notes 2, 3 and 8)
Ameren Energy Generating Company Stockholder’s Equity:
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	—	—
Other paid-in capital	656	656
Retained earnings	253	404
Accumulated other comprehensive loss	(38)	(40)
Total Ameren Energy Generating Company stockholder’s equity	871	1,020
Noncontrolling Interest	8	8
Total equity	879	1,028
TOTAL LIABILITIES AND EQUITY	$2,429	$2,532

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (In millions)

	Six months ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(151)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on asset impairment	202	—
Net (gain) loss on sale of properties	(1)	1
Net mark-to-market (gain) loss on derivatives	(2)	14
Depreciation and amortization	42	46
Amortization of debt issuance costs and premium/discounts	—	1
Deferred income taxes and investment tax credits, net	(68)	(10)
Other	1	6
Changes in assets and liabilities:
Receivables	12	17
Materials and supplies	20	7
Accounts and wages payable	(1)	(8)
Taxes accrued	6	—
Assets, other	(2)	(2)
Liabilities, other	(2)	(5)
Pension and other postretirement benefits	(2)	2
Net cash provided by operating activities	54	60
Cash Flows From Investing Activities:
Capital expenditures	(29)	(79)
Deposit received from affiliate for pending asset sale	100	—
Proceeds from sale of properties	—	1
Money pool borrowings (advances), net	(125)	36
Net cash used in investing activities	(54)	(42)
Cash Flows From Financing Activities:
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	—	18
Cash and cash equivalents at beginning of year	25	8
Cash and cash equivalents at end of period	$25	$26
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
We are a non-rate-regulated electric generation subsidiary of AER, which is a subsidiary of Ameren Corporation. Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005, administered by the FERC. Ameren’s primary assets are its equity interests in its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities.
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
In December 2012, Ameren determined that it intended to, and it was probable that it would, exit its merchant generation business, of which we are a part. Based on the expectation of reduced financial support from Ameren, together with existing power market conditions and cash flow requirements, we estimated, at that time, it was more likely than not that we would sell our Elgin energy center for liquidity purposes within two years. This change in assumption resulted in a pre-tax noncash long-lived asset impairment charge of $70 million in the fourth quarter of 2012 relating to the Elgin energy center. Our long-lived assets were not classified as held for sale as of December 31, 2012, under authoritative accounting guidance as all criteria to qualify for that presentation were not met as of December 31, 2012. Specifically, we did not consider it probable at December 31, 2012, that a disposition of an energy center would occur within one year.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Immediately prior to Ameren’s entry into the transaction agreement with IPH, on March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval. Ameren has commenced a sale process for these three gas-fired energy centers and expects a third-party sale to be completed during 2013. See Note

2 - Assets Held for Sale for additional information. We determined that the assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers first qualified for held for sale presentation as of March 31, 2013, and continued to qualify as of June 30, 2013. Therefore, we have segregated the assets and liabilities associated with these gas-fired energy centers and presented them separately as held for sale as of June 30, 2013, and comparatively at December 31, 2012. The operating results of the Elgin, Gibson City, and Grand Tower gas-fired energy centers did not qualify for discontinued operations presentation because we will continue to sell power into the same markets with our remaining generation assets. See Note 2 - Assets Held for Sale for additional information regarding that presentation.
Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations of an interim period may not give a true indication of results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.
Uncertain Tax Positions
The amount of unrecognized tax benefits as of June 30, 2013, was $7 million. The amount of unrecognized tax benefits as of June 30, 2013, that would impact the effective tax rate, if recognized, was less than $1 million.
We are included in Ameren’s federal income tax return. Ameren’s federal income tax returns for the years 2007 through 2011 are before the Appeals Office of the Internal Revenue Service. Ameren’s federal income tax return for the year 2012 is currently under examination.
It is reasonably possible that a settlement will be reached with the Appeals Office of the Internal Revenue Service in the next 12 months for the years 2007 through 2010. This settlement, which is primarily related to uncertain tax positions for capitalization versus currently deductible repair expense and research tax deductions, is expected to result in a decrease in uncertain tax benefits of approximately $7 million. In addition, it is reasonably possible that other events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, we do not believe any such increases or decreases, including the decrease from the reasonably possible IRS Appeals Office settlement discussed above, would be material to our results of operations, financial position, or liquidity.

State income tax returns are generally subject to examination for a period of three years after filing of the return. We do not currently have material state income tax issues under examination, administrative appeals, or litigation. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
Noncontrolling Interest
Our noncontrolling interest comprised the 20% of EEI we do not own. This noncontrolling interest is classified as a component of equity separate from our equity on the consolidated balance sheet. A reconciliation of the equity changes attributable to our noncontrolling interests for the three and six months ended June 30, 2013, and 2012, is shown below:

	Three Months		Six Months
	2013	2012	2013	2012
Noncontrolling interests, beginning of period	$8	$5	$8	$7
Net loss attributable to noncontrolling interests	—	(2)	—	(4)
Noncontrolling interests, end of period	$8	$3	$8	$3
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the six months ended June 30, 2013:

Balance at December 31, 2012	$59
Liabilities settled	(a)
Accretion	2
Change in estimates(b)	6
Balance at June 30, 2013	$67

(a)	Less than $1 million.

(b)	We changed our estimate related to updated retirement dates for certain CCR storage facilities during the first quarter of 2013.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Under the terms of that agreement, Ameren will retain the existing AROs associated with the Meredosia and Hutsonville energy centers, which were estimated at $27 million as of June 30, 2013. AROs associated with the Meredosia and Hutsonville energy centers will continue to be included in “Asset retirement obligations” on our consolidated balance sheet until they are transferred to Ameren prior to the transaction closing with IPH. The ARO associated with the Grand Tower energy center of $10 million was included in “Current liabilities held for sale” as of June 30, 2013, and December 31, 2012. After the transaction closing with IPH, we will retain the remaining AROs associated with our operations. See Note 2 - Assets Held for Sale for information regarding our sale of the Grand Tower energy center to Medina Valley and the transfer of the Meredosia and Hutsonville energy centers to Medina Valley.
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
Under the terms of the transaction agreement to divest New AER to IPH, Ameren will retain the portion of our pension and postretirement benefit obligations associated with current and former employees that are included in the Ameren Retirement Plan, the Ameren Supplemental Retirement Plan, the Ameren Retiree Medical Plan, and the Ameren Group Life Insurance Plan. We will retain the pension and other postretirement benefit obligations associated with EEI’s current and former employees that are included in the Revised Retirement Plan for Employees of Electric Energy, Inc., the Group Insurance Plan for Management Employees of Electric Energy, Inc., and the Group Insurance Plan for Bargaining Unit Employees of Electric Energy, Inc. These EEI obligations are estimated at $37 million at June 30, 2013, and are included in “Pension and other postretirement benefits” on our consolidated balance sheet. We will also retain the $15 million asset relating to the overfunded status of one of EEI’s postretirement plans, which is included in “Other assets” on our consolidated balance sheet at June 30, 2013.

The following table presents the components of our net periodic benefit cost of the EEI pension and postretirement benefit plans and an allocation of net periodic benefit costs from our participation in Ameren’s single-employer pension and postretirement benefit plans during the three and six months ended June 30, 2013, and 2012:

	Pension Benefits(a)				Postretirement Benefits(a)
	Three Months		Six Months		Three Months		Six Months
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1	$1	$2	$2	(b)	$1	$1	$2
Interest cost	3	2	5	5	1	1	2	3
Expected return on plan assets	(4)	(3)	(7)	(6)	(1)	(1)	(3)	(3)
Amortization of:
Prior service cost (benefit)	—	—	—	—	(2)	—	(4)	—
Actuarial loss	2	1	4	2	1	1	2	2
Net periodic benefit cost	$2	$1	$4	$3	$(1)	$2	$(2)	$4

(a)	Includes amounts for our participation in Ameren’s single-employer plans and the cost of EEI’s plans.

(b)	Less than $1 million.
We are allocated a share of the net period benefit costs for pension and postretirement benefits for Ameren Services employees doing work on our behalf. The following table presents these costs for the three and six months ended June 30, 2013, and 2012:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2013	2012	2013	2012	2013	2012	2013	2012
Allocated benefit costs	(a)	$1	$1	$1	(a)	(a)	(a)	(a)

(a)	Less than $1 million.
See Note 2 - Assets Held for Sale for additional information regarding Ameren’s retention of its single-employer pension and postretirement benefit plans.
Accounting and Reporting Developments
The following is a summary of recently adopted authoritative accounting guidance that could impact us.
Presentation of Comprehensive Income
In June 2011, FASB amended its guidance on the presentation of comprehensive income in financial statements. The amended guidance changed the presentation of comprehensive income in the financial statements. It required entities to report components of comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for us beginning in the first quarter of 2012 with retroactive application required. The implementation of the amended guidance did not affect our results of operations, financial position, or liquidity.
In February 2013, FASB amended this guidance to require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present significant amounts reclassified out of accumulated OCI by the respective line items of net income either on the face of the statement where net income is presented or in the footnotes. This guidance was effective for us beginning in the first quarter of 2013. The implementation of this amended guidance did not affect our results of operations, financial position, or liquidity. The only amounts reclassified out of accumulated OCI related to pension and other postretirement plan activity. These amounts were immaterial during the first and second quarters of 2013, and, therefore, no additional disclosures were required.
Disclosures about Offsetting Assets and Liabilities
In December 2011, FASB issued additional authoritative accounting guidance to improve information disclosed about financial and derivative instruments. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on its financial position. In January 2013, FASB amended this guidance to limit the scope to derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. We adopted this guidance for the first quarter of 2013. The implementation of this additional guidance did not affect our results of operations, financial positions, or liquidity, as this guidance only requires additional disclosures. See Note 6 - Derivative Financial Instruments for the required additional disclosures.

Presentation of an Unrecognized Tax Benefit
In July 2013, FASB issued additional authoritative accounting guidance to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of this guidance is to eliminate diversity in practice related to the presentation of certain unrecognized tax benefits. It requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available under the tax law. The amended guidance will not affect our results of operations, financial position, or liquidity, as this guidance is presentation-related only. This guidance will be effective for us beginning in the first quarter of 2014.
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
Ameren will retain the portion of our pension and postretirement benefit obligations associated with current and former employees that are included in the Ameren Retirement Plan, the Ameren Supplemental Retirement Plan, the Ameren Retiree Medical Plan, and the Ameren Group Life Insurance Plan. We will retain the pension and other postretirement benefit obligations associated with EEI’s current and former employees that are included in the Revised Retirement Plan for Employees of Electric Energy, Inc., the Group Insurance Plan for Management Employees of Electric Energy, Inc., and the Group Insurance Plan for Bargaining Unit Employees of Electric Energy, Inc. These EEI obligations are estimated at $37 million at June 30, 2013. We will also retain the estimated $15 million asset at June 30, 2013, relating to the overfunded status of one of EEI’s postretirement plans.
Ameren will retain our Meredosia and Hutsonville energy centers, which are no longer in operation and had an immaterial property and plant asset balance as of June 30, 2013. Ameren will also retain AROs associated with these energy centers, estimated at $27 million as of June 30, 2013. All of our other

AROs are expected to be assumed by either IPH or the third-party buyer of the Grand Tower energy center. Upon the transaction agreement closing, with the exception of certain agreements, such as our money pool advances, all intercompany agreements and debt between AER and its subsidiaries, on the one hand, and Ameren and its non-AER affiliates, on the other hand, will be either retained or cancelled by Ameren, without any cost or obligation to IPH or New AER and its subsidiaries. Ameren will retain our tax payable to Ameren Illinois, which was $44 million as of June 30, 2013.
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
In addition, if Ameren’s divestiture of New AER to IPH is completed, we expect the tax basis of our property, plant and equipment to decrease and our deferred tax assets related to federal and state income tax net operating loss carryforwards and income tax credits to decrease with corresponding offsets to equity. The amount of any such decrease is dependent on the value and timing of the New AER divestiture transaction. As of June 30, 2013, we had approximately $90 million in federal income tax net operating loss carryforwards and $1 million in federal income tax credit carryforwards. These carryforwards are expected to offset income tax liabilities into 2015, consistent with the tax allocation agreement with Ameren. If we are no longer a subsidiary of Ameren, the tax allocation agreement will terminate and it is probable that some or all of our tax carryforwards will not be utilized.
As described in more detail below under “Amended Put Option Agreement, Asset Purchase Agreement and Guaranty,” as a condition to the transaction agreement, we will receive cash proceeds from the exercise of our option under the March 28, 2012 put option agreement, as amended, for the sale to Medina Valley of the Elgin, Gibson City, and Grand Tower gas-fired energy centers in an amount equal to the greater of $133 million or the appraised value of such energy centers. If these gas-fired energy centers are subsequently sold by Medina Valley within two years of the put option closing, Medina Valley will pay us any proceeds from such sale, net of taxes and other expenses, in excess of the amount it paid at the asset purchase agreement closing. Ameren has commenced a sale process for these energy centers and expects a third-party sale will be completed during 2013.
Our $825 million of senior notes will remain outstanding following the closing of the transaction agreement and will continue to be solely our obligation. Pursuant to the transaction agreement, in addition to the cash we receive for the Elgin, Gibson City, and Grand Tower energy center sale, we will retain cash of $70 million at closing.
Completion of the New AER divestiture to IPH is subject to

the receipt of approvals from FERC and approval of certain license transfers by the FCC. On April 16, 2013, AER and Dynegy filed with FERC an application for approval of the divestiture of New AER and our sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. On July 26, 2013, FERC issued an order seeking additional information. In early August 2013, AER and Dynegy responded to FERC’s request for additional information. Several AER wholesale customers filed a protest with FERC regarding the application. Separately, as a condition to IPH’s obligation to complete the New AER transaction, the Illinois Pollution Control Board must approve the transfer to IPH of, or otherwise approve a variance in favor of IPH on the same terms as, AER’s variance of the Illinois MPS. In May 2013, AER and IPH filed a transfer request with the Illinois Pollution Control Board, which was subsequently denied by the board on procedural grounds. On July 22, 2013, IPH, AER, and Medina Valley, as current and future owners of the coal-fired energy centers, filed a request for a variance with the Illinois Pollution Control Board seeking the same relief as the existing AER variance. The Illinois Pollution Control Board has until late November 2013 to issue a decision. See Note 8 - Commitments and Contingencies for additional information. Ameren’s and IPH’s obligation to complete the transaction is also subject to other customary closing conditions, including the material accuracy of each company’s representations and warranties and the compliance, in all material respects, with each company’s covenants. The transaction agreement contains customary representations and warranties of Ameren and IPH, including representations and warranties of Ameren with respect to the business being sold. The transaction agreement also contains customary covenants of Ameren and IPH, including the covenant of Ameren that AER will be operated in the ordinary course prior to the closing.
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
Amended Put Option Agreement, Asset Purchase Agreement and Guaranty
On March 28, 2012, we entered into a put option agreement with AERG, which gave us the option to sell to AERG all, but not less than all, of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. In exchange for entering into the put option agreement, we paid AERG a put option premium of $2.5 million. We recorded less than $1 million in amortization expense during both the three month and six month periods ended June 30, 2012. We recorded the remaining $1.5 million in amortization expense during the first quarter of 2013 upon the option being exercised.

Prior to Ameren’s entry into the transaction agreement with IPH as discussed above, (i) our original put option agreement with AERG was novated and amended such that the rights and obligations of AERG under the agreement were assigned to and assumed by Medina Valley and (ii) we exercised our option under the amended put option agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. As a result, on March 14, 2013, Medina Valley paid us an initial payment of $100 million, with an offset to “Deposit received from affiliate for pending asset sale,” in accordance with the terms of the amended put option agreement, asset purchase agreement, and transaction agreement with IPH. That deposit will remain on our balance sheet until the assets and liabilities are transferred to Medina Valley. We advanced the initial payment amount we received to the non-state-regulated subsidiary money pool. In connection with the amended put option agreement, Ameren's guaranty, dated March 28, 2012, was modified to replace all references to AERG with references to Medina Valley.
Pursuant to the amended put option agreement, we entered into an asset purchase agreement with Medina Valley dated March 14, 2013. We have engaged three appraisers to conduct a fair market valuation of the Elgin, Gibson City, and Grand Tower gas-fired energy centers, whose valuations will be averaged and subject to adjustment at the closing of the asset purchase agreement to reflect the assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers. At the closing, we will receive an additional amount equal to the greater of (i) $33 million, or (ii) the appraised value of the Elgin, Gibson City, and Grand Tower gas-fired energy centers less the initial payment of $100 million, for a total purchase price of at least $133 million, and we will sell and transfer to Medina Valley all of our rights in the Elgin, Gibson City, and Grand Tower gas-fired energy centers as a condition to the transaction agreement. If these gas-fired energy centers are subsequently sold by Medina Valley within two years of the asset purchase agreement closing, Medina Valley will pay us any proceeds from such sale, net of taxes and other expenses, in excess of the amounts previously paid to us. Ameren has commenced a sale process for these three energy centers and expects a third-party sale will be completed during 2013. Should FERC approval not be obtained and the transfer of the Elgin, Gibson City, and Grand Tower energy centers to Medina Valley cannot be completed, we will be required to return to Medina Valley the initial payment we received in March 2013. If we are required to return the initial payment, our sources of liquidity would be limited and may not be adequate to support our operations in future years.
The asset purchase agreement with Medina Valley contains customary representations, warranties and covenants. The consummation of the transactions contemplated by the asset purchase agreement is subject to certain conditions, including the receipt of FERC approval and other customary conditions.

We determined that the assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers first qualified for held for sale presentation as of March 31, 2013 and continued to qualify as of June 30, 2013. As of December 31, 2012, these energy centers did not meet the criteria to be classified as held for sale as it was not probable at that time that they would be disposed of within one year. To enhance the comparability of these quarterly financial statements, we have recast our December 31, 2012 balance sheet to reflect the presentation of the Elgin, Gibson City, and Grand Tower energy centers as held for sale at that date. The following table presents the components of assets and liabilities held for sale on our consolidated balance sheet at June 30, 2013, and December 31, 2012:

	June 30, 2013	December 31, 2012
Current assets held for sale
Materials and supplies	$6	$12
Mark-to-market derivative assets	6	4
Property and plant, net	143	348
Total current assets held for sale	$155	$364
Current liabilities held for sale
Accounts and wages payable	$2	$9
Taxes accrued	4	3
Mark-to-market derivative liabilities	6	3
Asset retirement obligations	10	10
Total current liabilities held for sale	$22	$25
As the assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers continued to meet the held for sale criteria at June 30, 2013, we evaluated whether any impairment existed by comparing the disposal group’s carrying value to the estimated fair value less cost to sell. The estimated fair value was determined by reference to the amended put option agreement, the asset purchase agreement with Medina Valley, and the transaction agreement with IPH, which we believe approximates fair value. We recorded a pretax charge to earnings of $207 million for the three months ended March 31, 2013, to reflect the impairment of the Elgin, Gibson City, and Grand Tower energy centers. The impairment charge decreased by $5 million during the three months ended June 30, 2013, as the carrying value of the Elgin, Gibson City, and Grand Tower energy centers decreased primarily as a result of derivative market value losses. We recorded a cumulative pretax charge to earnings of $202 million for the six months ended June 30, 2013, to reflect the impairment of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The 2013 impairment recorded was primarily related to the Gibson City and Grand Tower energy centers as the Elgin energy center was previously impaired under held and used accounting guidance during the fourth quarter of 2012. The 2013 impairment charge to earnings was recorded as an impairment of “Property and Plant, net” within the components of current assets held for sale shown above as of June 30, 2013 and “Assets held for sale and impairment adjustments” in our consolidated statement of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2013. During the six months ended June 30, 2013, we recorded a $79 million income tax benefit as a result of the impairment.
These assets and liabilities were measured at fair value on a nonrecurring basis with inputs that are classified as Level 3 within the fair value hierarchy.

Effective with our conclusion in March 2013 that the Elgin, Gibson City, and Grand Tower energy centers met the criteria for held for sale presentation, we suspended recording depreciation on these energy centers.
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

The following table presents the impact of related party transactions for the three and six months ended June 30, 2013, and 2012. It is based primarily on the agreements discussed above and in Note 2 - Related Party Transactions under Part II, Item 8, of the Form 10-K, and the money pool arrangements discussed in Note 4 - Short-term Debt and Liquidity of this report.

			Three Months				Six months
Agreement	Income Statement Line Item		2013		2012		2013		2012
Genco and EEI power supply and other agreements with Marketing Company	Operating Revenues - Electric		$153		$193		$338		$386
Natural gas sales to Medina Valley(a)	Operating Revenues - Electric		—		—		—		1
Services provided to AER affiliates	Operating Revenues - Other		2		(b)		4		(b)
Total Operating Revenues			$155		$193		$342		$387
Ameren Missouri gas transportation agreement	Fuel	$	(b)	$	(b)	$	(b)	$	(b)
EEI power supply agreement with Marketing Company	Purchased Power		$18	$	(b)		$18	$	(b)
Ameren Services support services agreement	Other Operations and Maintenance		$3		$5		$6		$10
Money pool borrowings (advances)	Interest (Charges) Income	$	(b)	$	(b)	$	(b)	$	(b)

(a)	Natural gas sold at fair value.

(b)	Amount less than $1 million.
NOTE 4 - SHORT-TERM DEBT AND LIQUIDITY

On November 14, 2012, the 2010 Genco Credit Agreement was terminated and not renewed. Should a financing need arise, sources of liquidity include available cash on hand, a return of money pool advances, and money pool borrowings at the discretion of Ameren. On March 14, 2013, we amended and exercised our option to sell our three natural gas-fired energy centers to Medina Valley for a sales price of at least $133 million. In March 2013, we received an initial payment of $100 million for the pending sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. We advanced the initial payment amount we received to the non-state-regulated subsidiary money pool. With the additional liquidity received through exercising the amended put option agreement, our financing sources are estimated to be adequate to support our operations in 2013. See Note 2 - Assets Held for Sale for additional information regarding the amended put option agreement.
Money Pool
Ameren has a non-state regulated subsidiary money pool to coordinate and to provide short-term cash and working capital to its non-state regulated subsidiaries. We have the ability, subject to Ameren parent company authorization, to access funding from Ameren and Ameren Missouri's $1.0 billion multiyear senior unsecured credit agreement, Ameren and Ameren Illinois' $1.1 billion multiyear senior unsecured credit agreement, and Ameren's commercial paper programs through a money pool agreement. We may borrow from or lend to the non-state regulated subsidiary money pool. When receiving a loan under that money pool agreement, we must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state regulated subsidiary money pool. The average interest rates for borrowings under the non-state regulated subsidiary money pool for the three and six months ended June 30, 2013, were 0.29% and 0.26%, respectively (2012 – 0.64% and 0.70%, respectively).

See Note 3 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements for the three and six months ended June 30, 2013, and 2012.
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
Our indenture includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these ratios for the 12 months ended and as of June 30, 2013:

	Required Ratio	Actual Ratio
Interest coverage ratio- restricted payment(a)	≥1.75	1.60
Interest coverage ratio- additional indebtedness(b)	≥2.50	1.60
Debt-to-capital ratio- additional indebtedness (b)	≤60%	50%

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
As shown in the table above, under the provisions of our indenture, we may not borrow additional funds from external, third-party sources if our interest coverage ratio is less than 2.5 or if our debt-to-capital ratio is greater than 60%. Beginning in the first quarter of 2013, our interest coverage ratio fell to a level less than the specified minimum level required for external borrowings, and we expect the ratio to remain less than this minimum level through at least 2015. As a result, our ability to borrow additional funds from external, third-party sources is restricted. Our indenture does not restrict intercompany borrowings from Ameren's non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren's control. If an intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool would be dependent on consideration by Ameren of the facts and circumstances existing at that time. We will seek to fund operations internally and therefore seek not to rely on financing from Ameren. Ameren's transaction agreement with IPH requires Ameren to operate AER in the ordinary course of business prior to the closing. In December 2012, Ameren announced it intends to, and it is probable that it will, exit its Merchant Generation business, of which we are a part, as Ameren determined that business was no longer a core component of its future business strategy. If Ameren does not complete its divestiture of New AER, Ameren has indicated it will continue to reduce and ultimately eliminate its financial support of the Merchant Generation business until its ultimate exit from the business is complete.
In order for us to issue securities in the future, we will have to comply with all applicable requirements in effect at the time of any such issuances.
As shown in the table above, under the provisions of Genco’s indenture, dividends cannot be paid unless the actual interest coverage ratio for the most recently ended four fiscal quarters is greater than 1.75, which was not achieved during the four fiscal quarters ending June 30, 2013. Additionally, the interest coverage ratios projected by management for each of the subsequent four six-month periods must be greater than 1.75. Based on projections as of June 30, 2013, we do not believe that we will achieve the minimum interest coverage ratio necessary to pay dividends on our common stock for each of the subsequent four six-month periods ending December 31, 2013, June 30, 2014, December 31, 2014, or June 30, 2015. As a result, we were restricted from paying dividends as of June 30, 2013, and we expect to be unable to pay dividends through at least June 30, 2016.

Off-Balance-Sheet Arrangements
At June 30, 2013, we had no off-balance-sheet financing arrangements other than operating leases entered into in the ordinary course of business. We do not expect to engage in any significant off-balance-sheet financing arrangements in the near future.
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

The following table presents open gross commodity contract volumes by commodity type as of June 30, 2013, and December 31, 2012:

	Quantity (in millions)
Commodity	Accrual & NPNS Contracts(a)		Other Derivatives(b)
	2013	2012	2013	2012
Coal (in tons)	24	30	4	5
Fuel oils (in gallons)(c)	(d)	(d)	31	40
Natural gas (in mmbtu)(e)	(d)	(d)	80	42
Power	(f)	(f)	5	—

(a)	Accrual contracts include commodity contracts that do not qualify as derivatives. As of June 30, 2013, these contracts ran through December 2017 for coal.

(b)	As of June 30, 2013, these contracts ran through December 2015, October 2016, April 2015, and September 2013 for coal, fuel oils, natural gas, and power, respectively.

(c)	Fuel oils consist of heating oil, ultra-low sulfur diesel, and crude oil.

(d)	Not applicable.

(e)	Amounts include commodity contracts classified as held for sale.

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
The following table presents the carrying value and balance sheet location of all derivative instruments as of June 30, 2013, and December 31, 2012:

	Balance Sheet Location	2013	2012
Derivative assets not designated as hedging instruments
Commodity contracts:
Coal	MTM derivative assets	$1	$—
	Other assets	—	1
Fuel oils	MTM derivative assets	1	2
	Other assets	—	1
Natural gas	Current assets held for sale	6	4
Power	MTM derivative assets	15	—
	MTM derivative assets - affiliates	4	—
	Total assets	$27	$8
Derivative liabilities not designated as hedging instruments
Commodity contracts:
Coal	MTM derivative liabilities	$5	$7
	Other deferred credits and liabilities	1	3
Fuel oils	MTM derivative liabilities	1	1
	Other deferred credits and liabilities	1	1
Natural gas	Current liabilities held for sale	6	3
Power	MTM derivative liabilities	7	—
	MTM derivative liabilities - affiliates	11	—
	Total liabilities	$32	$15
The cumulative amount of pretax net losses on interest rate derivative instruments in accumulated OCI was $6 million and $7 million, respectively, as of June 30, 2013 and December 31, 2012. These interest rate swaps were executed during the fourth quarter of 2007 as a partial hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is being amortized over a 10-year period that began in April 2008. The pretax net loss reclassified from accumulated OCI into “Interest charges” was less than $1 million for both the three and six months ended June 30, 2013 and June 30, 2012. Over the next 12 months, $1.4 million of the loss will be amortized.
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

Although we had not previously elected to offset fair value amounts and collateral for derivative instruments executed with the same counterparty under the same master netting arrangement, authoritative accounting guidance, effective in the first quarter 2013, requires those amounts eligible to be offset to be presented both at the gross and net amounts. The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of June 30, 2013, and December 31, 2012:

		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts Recognized in the Consolidated Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2013
Assets:
Commodity contracts eligible to be offset(b)	$27	$17	$—	$10
Liabilities:
Commodity contracts eligible to be offset(b)	$32	$17	$—	$15
2012
Assets:
Commodity contracts eligible to be offset(b)	$8	$5	$—	$3
Liabilities:
Commodity contracts eligible to be offset(b)	$15	$5	$—	$10

(a)	Cash collateral received reduces gross asset balances and cash collateral posted reduces gross liability balances.

(b)	Includes amounts classified as held for sale.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. The following table presents the maximum exposure, as of June 30, 2013, and December 31, 2012, if counterparty groups were to fail completely to perform on contracts by grouping. The maximum exposure is based on the gross fair value of financial instruments, including accrual and NPNS contracts, which excludes collateral held, and does not consider the legally binding right to net transactions based on master trading and netting agreements.

	Coal Producers	Commodity Marketing Companies	Financial Companies	Oil and Gas Companies	Total
2013(a)	$1	$1	$—	$1	$3
2012(a)	$2	$1	$2	$2	$7

(a)	Includes amounts classified as held for sale.
The potential loss on counterparty exposures is reduced by the application of master trading and netting agreements and collateral held to the extent of reducing the exposure to zero. Collateral includes both cash collateral and other collateral held. As of June 30, 2013 and December 31, 2012, we held no collateral to reduce exposure. The following table presents the potential loss after consideration of the application of master trading and netting agreements as of June 30, 2013, and December 31, 2012:

	Coal Producers	Commodity Marketing Companies	Financial Companies	Oil and Gas Companies	Total
2013(a)	$—	$—	$—	$1	$1
2012(a)	$1	$—	$1	$—	$2

(a)	Includes amounts classified as held for sale.

Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to our credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of June 30, 2013 and December 31, 2012, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements assuming (1) the credit risk-related contingent features underlying these agreements were triggered on June 30, 2013, or December 31, 2012, respectively, and (2) those counterparties with rights to do so requested collateral:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2013(c)	$34	$—	$30
2012(c)	$48	$—	$31

(a)	Prior to consideration of master trading and netting agreements and including accrual and NPNS contract exposures.

(b)
As collateral requirements with certain counterparties are based on master trading and netting agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the netting effects of such agreements.

(c)	Includes amounts classified as held for sale.
Other Derivatives
The following table represents the net change in market value for derivatives not designated as hedging instruments for the three and six months ended June 30, 2013, and 2012:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months		Six Months
		2013	2012	2013	2012
Coal	Operating Expenses - Fuel	$2	$(5)	$4	$(8)
Fuel oils	Operating Expenses - Fuel	(3)	(14)	(2)	(10)
Natural gas(a)	Operating Expenses - Fuel	(4)	4	(1)	4
Power	Operating Revenues	1	—	1	—
	Total	$(4)	$(15)	$2	$(14)

(a)	Includes amounts classified as held for sale.
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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2013:

	Fair Value					Weighted
	Assets	Liabilities	Valuation Technique	Unobservable Input	Range	Average
Level 3 Derivative asset and liability - commodity contracts(a):
Power(b)	$19	$(18)	Discounted cash flow	Average forward peak and off-peak power pricing - forwards/swaps($/MWh)(c)	29 - 34	32
				Nodal basis($/MWh)(c)	(3) - (2)	(3)
				Genco credit risk(%)(c)(d)	3	(e)

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Power valuations utilize visible third-party pricing evaluated by month for peak and off-peak demand.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)	Counterparty credit risk is only applied to counterparties with derivative asset balances. Our credit risk is only applied to counterparties with derivative liability balances.

(e)	Not applicable.
The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2012:

	Fair Value					Weighted
	Assets	Liabilities	Valuation Technique	Unobservable Input	Range	Average
Level 3 Derivative asset and liability - commodity contracts(a):
Fuel oils	$1	$—	Discounted cash flow	Escalation rate(%)(b)	.21 - .68	.59
				Counterparty credit risk(%)(c)(d)	.12 - 1	1
				Genco credit risk(%)(c)(d)	3 - 31	24
			Option model	Volatilities(%)(b)	19 - 27	23

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)	Counterparty credit risk is only applied to counterparties with derivative asset balances. Our credit risk is only applied to counterparties with derivative liability balances.
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. We recorded net gains of less than $1 million and less than $1 million, for the six months ended June 30, 2013, and 2012, respectively, related to valuation adjustments for counterparty default risk. The counterparty default risk liability valuation adjustment related to derivative contracts totaled less than $1 million and less than $1 million, at June 30, 2013, and December 31, 2012, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
2013
Assets:
	Derivative assets - commodity contracts(a):
	Coal	$1	$—	$—	$1
	Fuel oils	1	—	—	1
	Natural gas	6	—	—	6
	Power	—	—	19	19
	Total assets	$8	$—	$19	$27
Liabilities:
	Derivative liabilities - commodity contracts(a):
	Coal	$6	$—	$—	$6
	Fuel oils	2	—	—	2
	Natural gas	6	—	—	6
	Power	—	—	18	18
	Total liabilities	$14	$—	$18	$32
2012
Assets:
	Derivative assets - commodity contracts(a):
	Coal	$1	$—	$—	$1
	Fuel oils	2	—	1	3
	Natural gas	4	—	—	4
	Total assets	$7	$—	$1	$8
Liabilities:
	Derivative liabilities - commodity contracts(a):
	Coal	$10	$—	$—	$10
	Fuel oils	2	—	—	2
	Natural gas	3	—	—	3
	Total liabilities	$15	$—	$—	$15

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations. Balances include amounts classified as held for sale.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2013, and 2012:

	Net derivative commodity contracts
	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Fuel oils:
Beginning balance	$1	$2	$1	$1
Realized and unrealized gains (losses):
Included in earnings(a)	(1)	(2)	(1)	—
Total realized and unrealized gains (losses)	(1)	(2)	(1)	—
Purchases	—	1	—	1
Transfers out of Level 3	—	—	—	(1)
Ending balance	$—	$1	$—	$1
Change in unrealized gains (losses) related to assets/liabilities held at June 30	$(1)	$—	$—	$—
Power:
Beginning balance	$—	$—	$—	$—
Realized and unrealized gains (losses):
Included in earnings	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—
Purchases	(19)	—	(19)	—
Sales	21	—	21	—
Settlements	(1)	—	(1)	—
Ending balance	$1	$—	$1	$—
Change in unrealized gains (losses) related to assets/liabilities held at June 30	$—	$—	$—	$—

(a)	Net gains and losses on fuel oils derivative commodity contracts are recorded in “Operating Expenses – Fuel.”
Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Fuel oils transfers between Level 1 and Level 3 were primarily caused by changes in availability of financial trades observable on electronic exchanges from the previous reporting period for the three and six months ended June 30, 2013 and 2012. Any reclassifications are reported as transfers into or out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three and six months ended June 30, 2013, and 2012, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. For the three and six months ended June 30, 2013, there were no transfers between Level 1 and Level 3 related to derivative commodity contracts. For the three months ended June 30, 2012, there were no transfers between Level 1 and Level 3. For the six months ended June 30, 2012, there were fuel oil transfers out of Level 3 into Level 1 of $(1) million.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt at June 30, 2013, and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$824	$640	$824	$618
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
See also Note 1 - Summary of Significant Accounting Policies, Note 2 - Assets Held for Sale, and Note 3 - Related Party Transactions in this report.

Other Obligations
To supply a portion of the fuel requirements of our energy centers, we have entered into various long-term commitments for the procurement of coal and natural gas. For a complete listing of our obligations and commitments, see Note 10 - Commitments and Contingencies under Part II, Item 8, of the Form 10-K.
At June 30, 2013, total other obligations related to the procurement of coal and natural gas, among other agreements, were $341 million.
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
In addition to existing environmental laws and regulations, including the Illinois MPS that applies to AER’s coal-fired energy centers in Illinois, the EPA is developing regulations that will have a significant impact on the electric generating industry. These regulations could be particularly burdensome for certain companies, such as our company, that operate coal-fired energy centers. Significant new rules proposed or promulgated since the beginning of 2010 include the regulation of greenhouse gas emissions from new energy centers; revised national ambient air quality standards for fine particulates, SO2, and NOx emissions; the CSAPR, which would have required further reductions of SO2 emissions and NOx emissions from energy centers; a regulation governing management of CCR and coal ash impoundments; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from energy centers; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to discharges from steam-electric generating units; and new regulations under the Clean Water Act that could require significant capital expenditures such as new water intake structures or cooling towers at our energy centers. The EPA is expected to propose CO2 limits for existing fossil fuel-fired electric generation units in the future. These new and proposed regulations, if adopted, may be challenged through litigation, so their ultimate implementation as well as the timing of any such implementation is uncertain, as evidenced by the CSAPR being vacated and remanded back to the EPA by the United States Court of Appeals for the District of Columbia Circuit in August 2012. Although many details of these future regulations are unknown, the combined effects of the new and proposed environmental regulations may result in significant capital expenditures and increased operating costs over the next five to ten years. Compliance with these environmental laws and regulations could be prohibitively expensive. If they are, these regulations could require us to close or significantly alter the operation of our energy centers, which could have an adverse effect on our results of operations, financial position, and liquidity, including the impairment of long-lived assets. Failure to comply with environmental laws and regulations might also result in the imposition of fines, penalties, and injunctive measures.
The estimates in the table below contain all of the known capital costs to comply with existing environmental regulations, including the CAIR, and our assessment of the potential impacts of the EPA's proposed regulation of CCR and the MATS as of June 30, 2013. In addition, the estimates assume that CCR will continue to be regarded as nonhazardous. The estimates do not include the impacts of regulations proposed by the EPA under the Clean Water Act in March 2011 regarding cooling water intake structures or the impact of the effluent standards applicable to steam-electric generating units that the EPA proposed in April 2013 as the technology requirements ultimately to be selected in these final rules are not yet known. The estimates shown in the table below could change significantly depending upon a variety of factors including:

•	Ameren’s divestiture of its Merchant Generation business, of which we are a part;

•	additional or modified federal or state requirements;

•	further regulation of greenhouse gas emissions;

•	revisions to CAIR or reinstatement of CSAPR;

•
new national ambient air quality standards, new standards intended to achieve national ambient air quality standards or changes to existing standards for ozone, fine particulates, SO2, and NOx emissions;

•	additional or new rules governing air pollutant transport;

•	regulations under the Clean Water Act regarding cooling water intake structures or effluent standards;

•	finalized regulations classifying CCR as being hazardous or imposing additional requirements on the management of CCR;

•	new limitations or standards under the Clean Water Act applicable to discharges from steam-electric generating units;

•	new technology;

•	changes in expected power prices;

•	variations in costs of material or labor; and

•	alternative compliance strategies or investment decisions.

	Low		High
2013	$30	-	$30
2014 - 2017	100	-	125
2018 - 2022	220	-	270
Total(a)	$350	-	$425
(a) Includes estimated costs of approximately $20 million annually, excluding capitalized interest, from 2013 through 2017 for the construction of two scrubbers at the Newton energy center.

The decision to make pollution control equipment investments depends on whether the expected future market prices for power reflect the increased cost for environmental compliance.
The following sections describe the more significant environmental rules that affect or could affect our operations.
Clean Air Act
Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. In March 2005, the EPA issued regulations with respect to SO2 and NOx emissions (the CAIR). The CAIR requires generating facilities in 28 states, including Illinois, and the District of Columbia, to participate in cap-and-trade programs to reduce annual SO2 emissions, annual NOx emissions, and ozone season NOx emissions.
In December 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the CAIR to the EPA for further action to remedy the rule's flaws, but allowed the CAIR's cap-and-trade programs to remain effective until they are replaced by the EPA. In July 2011, the EPA issued the CSAPR as the CAIR replacement. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit issued a stay of the CSAPR. In August 2012, the United States Court of Appeals for the District of Columbia Circuit issued a ruling that vacated the CSAPR in its entirety, finding that the EPA exceeded its authority in imposing the CSAPR's emission limits on states. In January 2013, the full Court of Appeals for the District of Columbia Circuit denied the EPA's request for rehearing. In March 2013, the EPA and certain environmental groups filed an appeal of the Court of Appeals’ remand of CSAPR to the United States Supreme Court. The United States Supreme Court has agreed to consider the appeal and is expected to hear oral arguments and rule on the appeal during its next term, which begins in October 2013 and ends in June 2014. The EPA will continue to administer the CAIR until a new rule is ultimately adopted or the decision to vacate the CSAPR is overturned by the United States Supreme Court.
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
In July 2013, the EPA issued a final rule designating portions of the United States, including parts of Illinois, as nonattainment for the national ambient air quality standard for SO2. The effected states must develop plans in the next 18 months to reduce emissions so that they can achieve the ambient air quality standards within five years. We are assessing the impact of this designation.
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

As a condition to IPH’s obligation to complete the acquisition of New AER, the Illinois Pollution Control Board must approve the transfer to IPH of, or otherwise approve a variance in favor of IPH on the same terms as, AER’s variance related to the Illinois MPS. In May 2013, AER and IPH filed a transfer request with the Illinois

Pollution Control Board, which was subsequently denied by the board on procedural grounds. On July 22, 2013, IPH, AER and Medina Valley, as current and future owners of the coal-fired energy centers, filed a request for a variance with the Illinois Pollution Control Board seeking the same relief as the existing AER variance. The Illinois Pollution Control Board has until late November 2013 to issue a decision. See Note 2 - Assets Held for Sale for additional information.
Under the MPS, AER is required to reduce mercury, NOx and SO2 emissions with declining limits that started in 2009 for mercury and in 2010 for NOx and SO2. The final NOx limit became effective in 2012. The final mercury limit will become effective in 2015 and the final SO2 limit will become effective by the end of 2019. The Illinois Pollution Control Board's September 2012 variance gives AER additional time for economic recovery and related power price improvements necessary to support scrubber installations and other pollution controls at some of AER's energy centers. To comply with the MPS and other air emissions laws and regulations, we are installing equipment designed to reduce our emissions of mercury, NOx, and SO2. We have installed two scrubbers at the Coffeen energy center. Two additional scrubbers are being constructed at the Newton energy center. We will continue to review and adjust our compliance plans in light of evolving outlooks for power and capacity prices, delivered fuel costs, emission standards required under environmental laws and regulations, and compliance technologies, among other factors.
Environmental compliance costs could be prohibitive at some of our energy centers as the expected return from these investments, at current market prices for energy and capacity, might not justify the required capital expenditures or their continued operation, which could result in the impairment of long-lived assets.
Emission Allowances
The Clean Air Act created marketable commodities called emission allowances under the acid rain program, the NOx budget trading program, and the CAIR. Environmental regulations, including those relating to the timing of the installation of pollution control equipment, fuel mix, and the level of operations will have a significant impact on the number of allowances required for ongoing operations. The CAIR uses the acid rain program's allowances for SO2 emissions and created annual and ozone season NOx allowances. We expect to have adequate allowances for 2013 to avoid needing to make external purchases to comply with these programs.
Greenhouse Gas Regulation
State and federal authorities, including the United States Congress, have considered initiatives to limit greenhouse gas emissions. Potential impacts from any such legislation or regulation could vary, depending upon proposed CO2 emission limits, the timing of implementation of those limits, the method of distributing any allowances, the degree to which offsets are allowed and available, and provisions for cost-containment measures, such as a “safety valve” provision that provides a maximum price for emission allowances. As a result of our fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2.
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
Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA issued the “Tailoring Rule,” which established new higher emission thresholds beginning in January 2011, for regulating greenhouse gas emissions from stationary sources, such as power plants. The rule requires any source that already has an operating permit to have greenhouse-gas-specific provisions added to its permits upon renewal. Currently, our energy centers have operating permits that, when renewed, may be modified to address greenhouse gas emissions. The Tailoring Rule also provides that if projects performed at major sources result in an increase in emissions of greenhouse gases over an applicable annual threshold, such projects could trigger permitting requirements under the NSR programs and the application of best available control technology to address greenhouse gas emissions. New major sources are also required to obtain such a permit and to install the best available control technology if their greenhouse gas emissions exceed the applicable emissions threshold. The extent to which the Tailoring Rule could have a material impact on our energy centers depends upon how the state of Illinois applies the EPA's guidelines as to what constitutes the best available control technology for greenhouse gas emissions from power plants and whether physical changes or changes in operations subject to the rule occur at our energy centers. In June 2012, the United States Court of Appeals for the District of Columbia Circuit upheld the Tailoring Rule. Industry groups and a coalition of states filed petitions in April 2013 requesting that the United States Supreme Court review the circuit court’s decision upholding the Tailoring Rule.
Separately, in March 2012, the EPA issued the proposed Carbon Pollution Standard for New Power Plants. This proposed NSPS for greenhouse gas emissions would apply only to new fossil-fuel fired energy centers and therefore does not affect any of our existing energy centers. We anticipate this proposed rule, if enacted, could make the construction of new coal-fired energy centers in the United States prohibitively expensive. A final rule is expected in 2013.
In June 2013, the Obama Administration announced that the EPA has been directed to set carbon emissions standards for both new and existing power plants. The EPA is expected to propose revised carbon regulations for new generating units by

September 2013. In addition, the EPA has been directed to propose a carbon standard for existing power plants by June 2014 and to finalize such standard by June 2015. Currently, we are unable to predict the outcome or impacts of such future regulations.
Recent federal court decisions have considered the application of common law causes of action, such as nuisance, to address alleged damages resulting from greenhouse gas emissions. In March 2012, the United States District Court for the Southern District of Mississippi dismissed the Comer v. Murphy Oil lawsuit, which alleged that CO2 emissions from several industrial companies, including us, created atmospheric conditions that intensified Hurricane Katrina, thereby causing property damage. In May 2013, the dismissal of the lawsuit was affirmed by the United States Court of Appeals for the Fifth Circuit.
Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases would likely result in significant increases in capital expenditures and operating costs, which, in turn, could lead to increased liquidity needs and higher financing costs. These compliance costs could be prohibitive at some of our energy centers as the expected return from these investments, at current market prices for energy and capacity, might not justify the required capital expenditures or their continued operation, which could result in the impairment of long-lived assets. As a result, mandatory limits on the emission of greenhouse gases could have a material adverse impact on our results of operations, financial position, and liquidity.
NSR and Clean Air Litigation
The EPA is engaged in an enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the NSR and NSPS provisions under the Clean Air Act when the plants implemented modifications. The EPA's inquiries focus on whether projects performed at power plants triggered various permitting requirements and the installation of pollution control equipment.
Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the Clean Air Act. The requests sought detailed operating and maintenance history data with respect to our Coffeen, Hutsonville, Meredosia, Newton, and Joppa energy centers. In August 2012, we received a Notice of Violation from the EPA alleging violations of permitting requirements including Title V of the Clean Air Act. The EPA contends that projects performed in 1997, 2006, and 2007 at our Newton energy center violated federal law. We believe our defenses to the allegations described in the Notice of Violation are meritorious, and a recent court decision by the United States Court of Appeals for the Seventh Circuit recently held that similar claims older than five years were barred by the statute of limitations. If not reversed or overturned this decision may provide an additional defense to the allegations in the Newton energy center Notice of Violation. We have included $3 million in “Other current liabilities” on our consolidated balance sheet as of

June 30, 2013, relating to this loss contingency. We are unable to predict the outcome of this matter and whether the EPA will address this Notice of Violation administratively or through litigation.
Ultimate resolution of these matters could have a material adverse impact on our future results of operations, financial position, and liquidity. A resolution could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties. We are unable to predict the ultimate resolution of these matters or the costs that might be incurred.
Clean Water Act
In March 2011, the EPA announced a proposed rule applicable to cooling water intake structures at existing power plants that have the ability to withdraw more than 2 million gallons of water per day from a body of water and use at least 25% of that water exclusively for cooling. Under the proposed rule, affected facilities would be required either to meet mortality limits for aquatic life impinged on the plant's intake screens or to reduce intake velocity to a specified level. The proposed rule also requires existing power plants to meet site-specific entrainment standards or to reduce the cooling water intake flow commensurate with the intake flow of a closed-cycle cooling system. The final rule is scheduled to be issued in November 2013, with compliance expected within eight years thereafter. All coal-fired and combined cycle energy centers with cooling water systems are subject to this proposed rule. The proposed rule did not mandate cooling towers at existing facilities, as other technology options potentially could meet the site-specific standards. We are currently evaluating the proposed rule, and our assessment of the proposed rule's impacts is ongoing. Therefore, we cannot predict at this time the capital or operating costs associated with compliance. The proposed rule, if adopted, could have an adverse effect on our results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers at our energy centers.
In April 2013, the EPA announced its proposal to revise the effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act. Effluent limitation guidelines are national standards for wastewater discharges to surface water that are based on the effectiveness of available control technology. The proposed revision targets wastewater streams associated with fluegas desulfurization (i.e. scrubbers), fly ash, bottom ash, fluegas mercury control, CCR leachate from landfills and impoundments, nonchemical metal cleaning, and gasification of fuels. The EPA’s proposal identifies several alternatives for addressing these waste streams, including best management practices for CCR impoundments. The EPA’s proposed rule raised several compliance options that would prohibit effluent discharges of certain, but not all, waste streams and impose more stringent limitations on certain components in wastewater discharges from power plants. If enacted as proposed, we would be subject to the revised limitations beginning as early as July 1, 2017, but no later than July 1, 2022. We are reviewing the proposed rule and evaluating its potential impact on our operations if enacted as proposed. The EPA expects to finalize the rule in 2014.
Environmental Claims
As part of the transfer of generation assets that were transferred by CIPS to us in May 2000, CIPS, now Ameren Illinois, contractually agreed to indemnify us for claims relating to pre-existing environmental conditions at the transferred sites. The plant transfer agreement between us and CIPS, now Ameren Illinois, will be amended as part of the transaction agreement for Ameren to divest New AER to IPH. The agreement will specify that Medina Valley will assume any environmental liabilities associated with the Meredosia and Hutsonville energy centers. The agreement will also specify that any environmental liabilities associated with our Newton and Coffeen energy centers will no longer be indemnified by Ameren Illinois. See Note 2 - Assets Held for Sale for additional information.
Ash Management
There has been activity at both state and federal levels regarding additional regulation of ash pond facilities and CCR. In May 2010, the EPA announced proposed new regulations regarding the regulatory framework for the management and disposal of CCR, which could affect future disposal and handling costs at our energy centers. Those proposed regulations include two options for managing CCRs under either solid or hazardous waste regulations, but either alternative would allow for some continued beneficial uses, such as recycling of CCR without classifying it as waste. As part of its proposal, the EPA is considering alternative regulatory approaches that require coal-fired power plants either to close surface impoundments, such as ash ponds, or to retrofit such facilities with liners. Existing impoundments and landfills used for the disposal of CCR would be subject to groundwater monitoring requirements and requirements related to closure and postclosure care under the proposed regulations. The EPA announced that its April 2013 proposed revisions to the effluent limitations applicable to steam electric generating units would apply to ash ponds and CCR management and that it intended to align this proposal with the CCR rules proposed in May 2010. Additionally, in January 2010, the EPA announced its intent to develop regulations establishing financial responsibility requirements for the electric generation industry, among other industries, and it specifically discussed CCR as a reason for developing the new requirements. We are currently evaluating all of the proposed regulations to determine whether current management of CCR, including beneficial reuse, and the use of the ash ponds should be altered. We are also evaluating the potential costs associated with compliance with the proposed regulation of CCR impoundments and landfills, which could be material, if such regulations are adopted.
The Illinois EPA has issued violation notices with respect to groundwater conditions existing at our ash pond systems. AER filed a proposed rulemaking with the Illinois Pollution Control Board which, if approved, would provide for the systematic and eventual closure of ash ponds. The Illinois EPA is in the process of developing its own ash pond impoundment rulemaking and anticipates filing proposed rules with the Illinois Pollution Control Board in 2013. The rulemaking process could take up to two years to complete. During the first quarter of 2013, we revised our ARO fair value estimates relating to ash ponds to reflect expected retirement dates. See Note 1 - Summary of Significant Accounting Policies for additional information related to our asset retirement obligations.
Asbestos-related Litigation
Currently, we own the former CIPS energy centers. As a condition to the transfer of ownership of the CIPS energy centers, CIPS, now Ameren Illinois, contractually agreed to indemnify us for liabilities associated with asbestos-related claims arising or existing from activities prior to the transfer in May 2000. The plant transfer agreement between us and CIPS, now Ameren Illinois, will be amended pursuant to the transaction agreement in which Ameren agrees to divest New AER to IPH. The amended plant transfer agreement will provide that Ameren Illinois will continue to retain asbestos exposure-related liabilities for claims arising or existing from activities prior to the transfer of the ownership of the CIPS energy centers to us. IPH will be responsible for any asbestos-related claims arising from activities that occur after IPH takes ownership of New AER. Any asbestos-related claims arising solely from activities post transfer of the energy centers from CIPS to us but prior to IPH taking ownership of New AER, of which there are currently none, will be retained by Ameren. See Note 2 - Assets Held for Sale for additional information.
EEI was not a party to the plant transfer agreement with Ameren Illinois discussed above. As of June 30, 2013, seven asbestos-related lawsuits were pending against EEI. The general liability insurance maintained by EEI provides coverage with respect to liabilities arising from asbestos-related claims.
Illinois Sales and Use Tax Exemptions and Credits
In Exelon Corporation v. Department of Revenue, the Illinois Supreme Court decided in 2009 that electricity is tangible personal property for purposes of the Illinois income tax investment credit. In March 2010, the United States Supreme Court refused to hear an appeal of the case, and the decision became final. During the second quarter of 2010, we began claiming Illinois sales and use tax exemptions and credits for purchase transactions related to our generation operations. The primary basis for those claims is that the determination in the Exelon case that electricity is tangible personal property applies to sales and use tax manufacturing exemptions and credits. In November 2011, EEI received a notice of proposed tax liability, documenting the state of Illinois' position that EEI did not qualify for the manufacturing exemption it used during 2010. During the second quarter of 2013, we resolved the dispute with the Department of Revenue for all open periods related to this issue with a $5 million payment to the Illinois Department of Revenue. This charge was recorded within “Operating Expenses - Fuel” on our consolidated statement of income (loss) and comprehensive income (loss) in the second quarter of 2013.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We are headquartered in Collinsville, Illinois and were incorporated in Illinois in March 2000. We own and operate a merchant generation business in Illinois. Much of our business was formerly owned and operated by CIPS. In 2000, we acquired from CIPS, at net book value, its coal-fired energy centers. Since then, we have constructed or purchased from other affiliates natural gas-fired energy centers. We have an 80% ownership interest in EEI that AER transferred to us in 2010 at net book value. We consolidate EEI for financial reporting purposes. EEI operates merchant electric generation facilities and FERC-regulated transmission facilities in Illinois. We also consolidate our wholly owned subsidiary, Coffeen and Western Railroad Company, for financial reporting purposes. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions unless otherwise indicated.
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
See Note 3 - Related Party Transactions under Part I, Item 1, of this report for additional information on the PSAs.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. Ultimately, our sales are subject to market conditions for power. We principally use coal and natural gas for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply and demand, and many other factors. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of our energy centers, operations and maintenance costs, and capital investment are key factors that we seek to control and to optimize our results of operations, financial position, and liquidity.
Earnings Summary
The net loss attributable to Genco was $22 million and $4 million in the second quarter of 2013 and 2012, respectively, and $151 million and $5 million in the first six months of 2013 and 2012, respectively.
Earnings in the second quarter of 2013, compared with the same period in 2012, were adversely affected by reduced electric margins, primarily as a result of decreased net sales volumes and lower revenues allocated to us under the PSA with Marketing Company, which were mitigated by net unrealized MTM gains on fuel-related contracts and nonqualifying power hedges. Additionally, other operations and maintenance expenses were higher, primarily as a result of increased plant maintenance costs due to the timing of energy center outages. Earnings in the second quarter of 2013 benefited from decreased depreciation and amortization expense, resulting from the asset impairment recorded in the fourth quarter of 2012. Additionally, depreciation was suspended in March 2013 for the Elgin, Gibson City, and Grand Tower gas-fired energy centers as a result of these assets being classified as held for sale.
Earnings in the first six months of 2013, compared with the same period in 2012, were adversely affected by a charge to earnings to reflect the reduction in the carrying values of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to their estimated fair value less cost to sell. Additionally, electric margins were lower, primarily as a result of lower revenues allocated under the PSA with Marketing Company, which were partially offset by net unrealized MTM gains on fuel-related contracts and nonqualifying power hedges. The 2013 period benefited from a reduction in other operations and maintenance expenses, primarily due to lower plant maintenance costs, reduced charges for canceled projects, decreased depreciation and amortization expense resulting from the asset impairment recorded in the fourth quarter of 2012 and the suspension of depreciation expense related to the Elgin, Gibson City, and Grand Tower gas-fired energy centers in the second quarter of 2013, and lower interest charges due to increased capitalized interest.
For additional details regarding results of operations for the second quarter of 2013, including explanations of Margins, Other Operations and Maintenance Expenses, Assets Held For Sale and Impairment Adjustments, Depreciation and Amortization, Taxes Other Than Income Taxes, Interest Charges, and Income Taxes (Benefit), see the major headings below.
Margins
The following table presents the favorable (unfavorable) variations for electric margins in the three and six months ended June 30, 2013, compared with the same periods in 2012. Electric margins are defined as electric revenues less fuel and purchased power costs. We consider electric margins useful measures to analyze the change in profitability of our operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	2013 versus 2012
Electric revenue change:
Sales volume	$(32)
Sales price changes, including hedge effect	(18)
Net unrealized MTM gains	1
Sales related to a large industrial customer	40
Total electric revenue change	$(9)
Fuel and purchased power change:
Fuel:
Production volume and other	$14
Net unrealized MTM gains	10
Sales and use tax settlement	(5)
Purchased power related to a large industrial customer	(40)
Total fuel and purchased power change	$(21)
Net change in electric margins	$(30)
Six Months	2013 versus 2012
Electric revenue change:
Sales volume	$10
Sales price changes, including hedge effect	(68)
Net unrealized MTM gains	1
Sales related to a large industrial customer	40
Other	(1)
Total electric revenue change	$(18)
Fuel and purchased power change:
Fuel:
Production volume and other	$(9)
Net unrealized MTM gains	15
Sales and use tax settlement	(5)
Purchased power related to a large industrial customer	(40)
Total fuel and purchased power change	$(39)
Net change in electric margins	$(57)
Electric margins decreased by $30 million, or 43%, and $57 million, or 36%, for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. The following items had an unfavorable impact on electric margins for the three and six months ended June 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•
Lower revenues allocated to us under the Genco (parent) PSA with Marketing Company. There was a smaller pool of net revenues to allocate because of lower sales prices, primarily due to the expiration of higher-priced hedges. We did experience marginally higher market prices associated with the EEI PSA. The combined impact under both PSAs resulted in an unfavorable price variance ($18 million and $68 million, respectively). The lower sales prices were partially offset by Marketing Company's efforts to sell power to residential and small commercial customers in Illinois. Consequently, sales volume grew for the six months ended June 30, 2013, which increased revenues by $10 million when compared with the same period in 2012.

•
An increase in production volume and other costs of $9 million for the six months ended June 30, 2013. Our energy centers' average capacity factor increased to 64%, for the six months ended June 30, 2013, compared with 60%, for the same period in 2012. However, the equivalent availability factor decreased to 74%, for the six months ended June 30, 2013, compared with 83%, for the same period in 2012.

•
Lower sales volumes in the second quarter of 2013 compared with the same period in 2012 driven by reduced energy center availability due to the timing of a planned outage in 2013. The lower volumes decreased revenues by $32 million for the three months ended June 30, 2013, when compared with the same period in 2012.

•	A charge related to a sales and use tax settlement with the state of Illinois as discussed in Note 8 - Commitment and Contingencies under Part I, Item 1 of this report ($5 million for both periods).
The following items had a favorable impact on electric margins for the three and six months ended June 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•	Net unrealized MTM gains on fuel-related contracts and nonqualifying power hedges ($11 million and $16 million, respectively).

•
A decrease in production volume and other costs of $14 million for the three months ended June 30, 2013. Our energy centers’ average capacity factor decreased to 55% for the three months ended June 30, 2013, compared with 58% for the same period in 2012. The equivalent availability factor decreased to 67% for the three months ended June 30, 2013, compared with 77% for the same period in 2012.

•
Higher sales related to a large industrial customer ($40 million for both periods) with a corresponding increase in purchased power costs ($40 million for both periods). This four-month contract expires in September 2013.

Other Operations and Maintenance Expenses
Three months - Other operations and maintenance expenses were $4 million higher in the second quarter of 2013, as compared with the second quarter of 2012, primarily due to increased plant maintenance costs of $5 million, as a result of the timing of outages at our energy centers.
Six months - Other operations and maintenance expenses were $12 million lower in the first six months of 2013, as compared with the first six months of 2012, primarily due to lower plant maintenance costs of $7 million, as a result of fewer outages at our energy centers, reduced charges for canceled projects of $4 million, and disciplined cost management.
Assets Held For Sale and Impairment Adjustments
On March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval.
The assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers first qualified for held for sale presentation as of March 31, 2013 and continued to qualify as of June 30, 2013. As of March 31, 2013 and June 30, 2013, we evaluated whether any impairment existed by comparing the disposal group’s carrying value to the estimated fair value less cost to sell. The estimated fair value was determined by reference to the amended put option agreement, the asset purchase agreement with Medina Valley, and the transaction agreement with IPH. We recorded a pretax charge to earnings of $207 million for the three months ended March 31, 2013, to reflect the impairment of the Elgin, Gibson City, and Grand Tower energy centers. The impairment charge decreased by $5 million during the three months ended June 30, 2013, as the carrying value of the Elgin, Gibson City, and Grand Tower energy centers decreased primarily as a result of derivative market value losses. We recorded a cumulative pretax charge to earnings of $202 million for the six months ended June 30, 2013, to reflect the impairment of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The impairment recorded during 2013 primarily related to the Gibson City and Grand Tower energy centers as the Elgin energy center was previously impaired under held and used accounting guidance during the fourth quarter of 2012.
After the asset impairments recognized in 2012 and 2013, we believed the carrying value of our energy centers exceeded their estimated realizable fair value under current market conditions by an amount in excess of $1 billion. We will continue to monitor the market price for power and the related impact on electric margin, our liquidity needs, and other events or changes in circumstances that indicate that the carrying value of our energy centers may not be recoverable as compared to their undiscounted cash flows. We could recognize additional, material long-lived asset impairment charges in the future if estimated undiscounted cash flows no longer exceed carrying values for long-lived assets. This may occur either as a result of factors outside our control, such as changes in market prices of power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of our energy centers, and also as a result of factors that may be within our control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball, or sell energy centers. As of June 30, 2013, the carrying value of long-lived assets not classified as held for sale was $1.9 billion.
See Note 2 - Assets Held for Sale under Part I, Item 1, of this report for additional information.
Depreciation and Amortization
Three and six months - Depreciation and amortization expense decreased by $5 million in the second quarter of 2013, as compared with the second quarter of 2012, and by $4 million in the first six months of 2013, as compared with the first six months of 2012, primarily because the Elgin energy center impairment recorded in the fourth quarter of 2012 caused a reduction in the carrying value of net plant assets. We suspended depreciation in March 2013 for the Elgin, Gibson City, and Grand

Tower gas-fired energy centers as they met the criteria for assets held for sale.
Taxes Other Than Income Taxes
Three and six months - Taxes other than income taxes were comparable between the three and six months ended June 30, 2013, as compared with the same periods in 2012.
Interest Charges
Three and six months - Interest charges decreased by $2 million in the second quarter of 2013, as compared with the second quarter of 2012, and by $5 million in the first six months of 2013, as compared with the first six months of 2012, primarily because of increased capitalized interest for the Newton energy center scrubbers.
Income Taxes (Benefit)
Three months - The effective income tax rate was 37% for the second quarter of 2013, as compared with 63% in the second quarter of 2012. The rate was lower primarily due to the impact of tax credits and changes in reserves for uncertain tax positions on a low pretax loss in 2012. The 2012 effective tax rate was impacted by the low pretax book income used in the estimated annual effective tax rate calculation.
Six months - The effective tax rate was 40% in the first six months of 2013, as compared with 47% in the first six months of 2012. The rate was lower primarily due to an adjustment to deferred state tax liabilities related to assets held for sale, along with the impact of tax credits on a low pretax loss in 2012.
LIQUIDITY AND CAPITAL RESOURCES
Through Marketing Company, we sell power primarily through market-based contracts with wholesale and retail customers to generate operating cash flows. In December 2012, Ameren announced its intention to exit the merchant generation business, of which we are a part, and on March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. See Note 2 - Assets Held for Sale under Part I, Item 1, of this report for additional information. While we remain a business of Ameren, we will seek to fund our operations internally and therefore will seek not to rely on financing from Ameren. We will seek to defer or reduce capital and operating expenses and to take other actions, as necessary, to fund our operations internally while maintaining safe and reliable operations. Additionally, we have the potential to receive proceeds from our tax allocation agreement with Ameren through its ownership period. See Note 1 - Summary of Significant Accounting Policies in the Form 10-K for additional information related to the tax allocation agreement. The 2010 Genco Credit Agreement was terminated in November 2012 and not replaced.
Under the provisions of our indenture, we may not borrow additional funds from external, third-party sources if our interest coverage ratio is less than a specified minimum or if our debt-to-capital ratio is greater than a specified maximum. See Note 5 -

Long-term Debt under Part I, Item 1, of this report for additional information on our indenture provisions. Beginning in the first quarter of 2013, our interest coverage ratio fell to a value less than the specified minimum level required for external borrowings, and we expect the ratio to remain less than this minimum level through at least 2015. As a result, our ability to borrow additional funds from external, third-party sources is restricted. Our indenture does not restrict intercompany borrowings from Ameren's non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren's control. If an intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool would be dependent on consideration by Ameren of the facts and circumstances existing at that time. We will seek to fund operations internally and therefore seek not to rely on financing from Ameren. Ameren’s transaction agreement with IPH requires Ameren to operate New AER in the ordinary course prior to closing. However, if Ameren does not complete its divestiture of New AER, Ameren has indicated it will continue to reduce and ultimately eliminate its financial support of the Merchant Generation business, of which we are a part. Should a financing need arise, our sources of liquidity include available cash on hand, a return of money pool advances, and money pool borrowings at the discretion of Ameren.
On March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval. We advanced the initial payment amount we received to the non-state-regulated subsidiary money pool. In 2013, we expect to receive at least an additional $33 million depending on the appraised value of these energy centers or the value realized from Medina Valley’s sale of these energy centers to a third-party. These put option proceeds, along with cash on hand and the return of money pool advances, are our primary sources of liquidity. Based on current projections, assuming we remain a subsidiary of Ameren for the entire year, excluding the amount received related to the put option, we expect operating cash flows to approximate nonoperating cash flow requirements in 2013. See Note 2 - Assets Held for Sale under Part I, Item 1, of this report for additional information regarding the amended put option agreement. Should FERC approval not be obtained or the transfer of the Elgin, Gibson City, and Grand Tower energy centers cannot be completed, we will be required to return to Medina Valley the initial payment received in March 2013. If we are required to return the initial payment, our sources of liquidity would be limited and may not be adequate to support our operations in future years.
The following table presents net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013, and 2012:

	2013	2012	Variance
Net cash provided by operating activities	$54	$60	$(6)
Net cash used in investing activities	(54)	(42)	(12)
Net cash provided by financing activities	—	—	—

Cash Flows from Operating Activities
Cash from operating activities decreased in the first six months of 2013 compared with the first six months of 2012, primarily due to a $73 million decrease in electric margins, excluding impacts of noncash net unrealized MTM transactions, as discussed in Results of Operations.
Cash flows from operating activities during the first six months of 2013, compared with the same period in 2012, were favorably affected by the following items:

•	Income tax refunds of $32 million in 2013, compared with income tax payments of $3 million in 2012, primarily due to lower pretax book income and the full utilization of the 2013 net operating loss.

•	A $15 million decrease in coal inventory, primarily due to continued focus on inventory reductions.

•
A $5 million increase in operating cash flows relating to a higher level of capitalized interest for the Newton energy center scrubber project in 2013 compared with 2012, which was included in capital expenditures.

Cash Flows from Investing Activities
Cash flows used in investing activities increased during the six months ended June 30, 2013, compared with the same period in 2012, principally attributable to an increase in net money pool advances partially offset by proceeds received from Medina Valley for the pending asset sale and a decrease in capital expenditures. During the first six months of 2013, capital expenditures decreased by $50 million primarily because of decreased expenditures for the Newton energy center scrubber project. Additionally, during the six months ended June 30, 2013, cash provided by operating activities exceeded capital expenditures by $25 million creating a surplus. We also received an initial payment of $100 million from Medina Valley in connection with the pending asset sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. We contributed the surplus and the proceeds from the pending asset sale to Ameren’s non-state-regulated subsidiary money pool. During the six months ended June 30, 2012, our capital expenditures exceeded cash provided by operating activities by $19 million. We borrowed from Ameren’s non-state regulated subsidiary money pool to cover this shortfall, as well as to increase cash on hand.
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
We will incur significant costs in future years to comply with existing and known federal and state regulations including those requiring the reduction of SO2, NOX, and mercury emissions from coal-fired energy centers. See Note 8 – Commitments and Contingencies under Part I, Item 1, of this report for a discussion of existing environmental laws and regulations that affect, or may affect, our facilities and capital costs to comply with such laws and regulations, as well as our assessment of the potential impacts of the EPA’s proposed regulation of CCR and cooling water intake structures, the MATS, and the stayed CSAPR, as of June 30, 2013.
Cash Flows from Financing Activities
During the six months ended June 30, 2013, and 2012, we met our working capital and investing requirements without utilizing financing sources of cash.
Short-term Borrowings and Liquidity
Our liquidity needs are typically supported through the use of available cash on hand, a return of money pool advances, or money pool borrowings at the discretion of Ameren. Ameren's credit agreements were available for use, subject to applicable regulatory short-term borrowing authorizations, through direct short-term borrowings from Ameren and through a money pool agreement. Ameren has money pool agreements with and among its subsidiaries to coordinate and to provide for certain short-term cash and working capital requirements. Ameren Services is responsible for operation and administration of the money pool agreements. See Note 4 - Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on short-term borrowing activity, non-state-regulated subsidiaries relevant interest rates, and borrowings under Ameren's money pool arrangement.
Genco has unlimited long and short-term debt issuance authorization from FERC. EEI has unlimited short-term debt issuance authorization from FERC.
Long-term Debt and Equity
There were no issuances of common stock, and no issuances, redemptions, repurchases, or maturities of long-term debt, during the six months ended June 30, 2013 or 2012.
Indebtedness Provisions and Other Covenants
See Note 5 - Long-term Debt under Part I, Item 1, of this report for a discussion of covenants and provisions contained in our indenture.
At June 30, 2013, we were in compliance with the provisions and covenants contained within our indenture.
Operating results and operating cash flows are significantly affected by changes in market prices for power, which have significantly decreased over the past few years. Under the provisions of our indenture, we may not borrow additional funds from external, third-party sources if our interest coverage ratio is less than a specified minimum or if our debt-to-capital ratio is greater than a specified maximum. Beginning in the first quarter of 2013, our interest coverage ratio fell to a level less than the specified minimum level required for external borrowings, and we expect the ratio to remain less than this minimum level through at least 2015. As a result, our ability to borrow additional funds from external, third-party sources is restricted. Our indenture does not restrict intercompany borrowings from Ameren's non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren's control.
Dividends
Our indenture includes restrictions that can prohibit us from making dividend payments on our common stock. Specifically, dividends cannot be paid unless the actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of June 30, 2013, of operating results and cash flows in 2013 and 2014, we do not expect that we will achieve the minimum interest coverage ratio necessary to pay dividends on our common stock for each of the subsequent four six-month periods ending December 31, 2013, June 30, 2014, December 31, 2014, or June 30, 2015. As a result, we were restricted from paying dividends as of June 30, 2013, and we expect to be unable to pay dividends on our common stock through at least June 30, 2016. See Note 5 - Long-term Debt under Part I, Item 1, of this report and Note 5 - Long-term Debt under Part II, Item 8, of the Form 10-K, for additional information on indenture provisions. No dividends were paid to our parent, AER, for the six months ended June 30, 2013, and 2012.
Contractual Obligations
For a complete listing of our obligations and commitments, see Contractual Obligations under Part II, Item 7, and Note 10 - Commitments and Contingencies under Part II, Item 8, of the Form 10-K, and Other Obligations in Note 8 - Commitments and Contingencies under Part I, Item 1, of this report.
At June 30, 2013, total other obligations related to the procurement of coal and natural gas, among other agreements, were $341 million.
Off-Balance-Sheet Arrangements
At June 30, 2013, we did not have any off-balance-sheet financing arrangements other than operating leases entered into in the ordinary course of business. We do not expect to engage in any significant off-balance-sheet financing arrangements in the near future.
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
Collateral Postings
Any adverse changes in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power, and natural gas supply, among other things, resulting in a negative impact on earnings. As of June 30, 2013, we had no cash collateral postings or prepayments with external parties, including postings related to exchange-traded contracts. We did not hold any cash collateral from external counterparties. Due to our sub-investment-grade issuer and senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at June 30, 2013, our counterparties could have required us to post additional collateral or other assurances for certain trade obligations amounting to $30 million.
Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than June 30, 2013, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then we could be required to post additional collateral or other assurances for certain trade obligations up to $25 million. If market prices were 15% lower than June 30, 2013, levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then we could be required to post additional collateral or other assurances for certain trade obligations up to $35 million.
OUTLOOK
Below are some key trends, events, and uncertainties that are reasonably likely to affect our results of operations, financial position, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2013 and beyond.

•
Previously, Ameren announced its intention to exit its Merchant Generation business, of which we are a part, and on March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Separate from our sale of the Elgin, Gibson City, and Grand Tower energy centers to Medina Valley, the transaction agreement provides that Ameren will retain certain assets and liabilities that are currently on our balance sheet. The cumulative impact of Ameren's exit of its Merchant Generation business, as well as IPH's acquisition of our business, could have a material impact on our results of operations, financial position, and liquidity; however, the impact cannot be quantified at this time. See Note 2 - Assets Held for Sale under Part I, Item 1, of this report for information regarding

Ameren's divestiture of its Merchant Generation business, our sale of the Elgin, Gibson City, and Grand Tower energy centers, and Ameren's retention of certain assets and liabilities currently on our balance sheet.

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

•
Effective with our conclusion in March 2013 that the Elgin, Gibson City, and Grand Tower gas-fired energy centers met the criteria for held for sale presentation, we suspended recording depreciation on these energy centers as of March 14, 2013. We estimate the reduction to 2013 depreciation expense will be $14 million.

•
Completion of Ameren’s divestiture of New AER to IPH and our sale of the Elgin, Gibson City, and Grand Tower energy centers is subject to FERC approval. On April 16, 2013, AER and Dynegy filed with FERC an application for approval of AER's divestiture of New AER and our sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. On July 26, 2013, FERC issued an order seeking additional information. In early August 2013, AER and Dynegy responded to FERC's request for additional information. Several AER wholesale customers filed a protest with FERC regarding the application.

•
As a condition to IPH's obligation to complete the acquisition of New AER, the Illinois Pollution Control Board must approve the transfer to IPH of, or otherwise approve a variance in favor of IPH on the same terms as, AER's variance related to the Illinois MPS. On July 22, 2013, IPH, AER and Medina Valley, as current and future owners of the coal-fired energy centers, filed a request for a variance with the Illinois Pollution Control Board seeking the same relief as the existing AER variance. The Illinois Pollution Control Board has until late November 2013 to issue a decision. See Note 8 - Commitments and Contingencies under Part I, Item 1, of this report for additional information regarding the Illinois Pollution Control Board's variance related to the Illinois MPS granted to AER in September 2012.

•
After impairments recognized in the fourth quarter of 2012 and in 2013, we believed the carrying value of our energy centers exceeded their estimated realizable fair value under current market conditions by an amount in excess of $1 billion. We could recognize additional, material long-lived asset impairment charges in the future if estimated undiscounted cash flows no longer exceed carrying values for long-lived assets. This may occur as a result of factors outside our control, such as changes in market prices of power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of our energy centers, and also as a result of factors that may be within our control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball or sell energy centers. As of June 30, 2013, the carrying value of long-lived assets not classified as held for sale was $1.9 billion. Impairments could result in lower revenues under certain cost-based contracts, which are included in the forward sales information below.

•
As of June 30, 2013, we expected to have available generation from our coal-fired energy centers of 24 million megawatthours in any given year. However, based on currently expected power prices, we expect to generate approximately 20 million megawatthours in 2013, with approximately 93% of this generation expected to be from coal-fired energy centers.

•
Power prices in the Midwest affect the amount of revenues and cash flows we can realize, through Marketing Company, by marketing power into the wholesale and retail markets. We are adversely affected by the declining market price of power for any unhedged generation. Market prices for power have decreased over the past several years.

•
As of June 30, 2013, Marketing Company had sold forward approximately 20 million megawatthours of our expected generation for 2013, at an average price of $36 per megawatthour. Megawatt hours sold forward in excess of our actual generation will be purchased from the market as needed. For 2014, Marketing Company had hedged approximately 10 million megawatthours of our forecasted generation sales at an average price of $38 per megawatthour. For 2015, Marketing Company had hedged approximately 5 million megawatthours of our forecasted generation sales at an average price of $42 per megawatthour. Any unhedged forecasted generation will be exposed to market prices at the time of sale. As a result, any new physical or financial power sales may be at price levels lower than previously experienced and lower than the value of existing hedged sales. We expect 2013 margins to be lower than 2012 due to the expiration of higher-priced contracts.

•
To further reduce cash flow volatility, we seek to hedge fuel costs consistent with power sales. As of June 30, 2013, for 2013, we had hedged fuel costs for approximately 19 million megawatthours of coal and up to 19 million megawatthours of base transportation at about $23 per megawatthour. For 2014, we had hedged fuel costs for approximately 9 million megawatthours of coal and up to 14 million megawatthours of base transportation at about $24 per megawatthour. For 2015, we had hedged fuel costs for approximately 4 million megawatthours of coal and up to 14 million megawatthours of base transportation at about $26 per megawatthour. See Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this report for additional information about the percentage of fuel and transportation requirements that are price-hedged for 2013 through 2017.

•	Along with Marketing Company, we continue to seek revenue growth opportunities. One such opportunity is Marketing Company’s ability to sell additional electric capacity into PJM. Capacity market prices within PJM are higher than capacity market prices within MISO. Excluding the capacity related to the Elgin energy center, which is located within PJM, Marketing Company has sold into PJM 150 megawatts and 425 megawatts of capacity associated with our energy centers from June 2015 to May 2016, and from June 2016 to May 2017, respectively. Marketing Company expects to sell 425 megawatts of capacity associated with our energy centers after May 2017. Another revenue growth opportunity is Marketing Company’s efforts to sell power to residential and small commercial customers in Illinois. Marketing Company is actively pursuing sales to customers choosing the state of Illinois municipal aggregation alternative for electric power supply. Marketing Company’s sales to municipal aggregation customers at retail prices provide margins above the current wholesale market prices. Marketing Company will attempt to expand the volume of its sales to residential and small commercial customers through the municipal aggregation initiative. These additional revenues will be allocated to us under the PSA.

•
EEI’s management and labor union postretirement medical benefit plans were amended in 2012 to adjust for moving to a Medicare Advantage plan, which resulted in a reduction of the benefit obligation. We estimate the pretax impact of the lower benefit obligation will result in a $5 million to $10 million reduction in postretirement benefits expense during 2013.

Liquidity and Capital Resources

•
We seek to fund our operations internally and not to rely on financing from Ameren or external, third-party sources. We will continue to seek to defer or reduce capital and operating expenses and to take other actions as necessary to fund our operations internally while maintaining safe and reliable operations. On March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval. In 2013, we expect to receive at least an additional $33 million depending on the appraised value of these energy centers or the value realized from Medina Valley’s sale to a third-party buyer. These put option proceeds, along with available cash on hand, the return of money pool advances, and money pool borrowings at the discretion of Ameren are our primary sources of liquidity. Based on projections as of June 30, 2013, we estimate that these financing sources are adequate to support our operations in 2013. If we do not receive FERC approval for the transfer to Medina Valley of the Elgin, Gibson City, and Grand Tower energy centers, we will be required to return to Medina Valley the initial payment received in March 2013. If we are required to return the initial payment, our sources of liquidity would be limited and may not be adequate to support our operations in future years.

•	Under the provisions of our indenture, we may not borrow additional funds from external, third-party sources if our interest coverage ratio is less than a specified minimum or if our debt-to-capital ratio is greater than a specified maximum. Beginning in the first quarter of 2013, our interest coverage ratio fell to a value less than the specified minimum level required for external borrowings, and we expect the ratio to remain less than this minimum level through at least 2015. As a result, our ability to borrow additional funds from external, third-party sources is restricted. Our indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control. Ameren’s transaction agreement with IPH requires Ameren to operate AER in the ordinary course prior to the closing. In December 2012, Ameren announced it intends to, and it is probable that it will, exit its Merchant Generation business, of which we are a part, as Ameren determined that business was no longer a core component of its future business strategy. If Ameren does not complete its divestiture of New AER, Ameren has indicated it will continue to reduce and ultimately eliminate its financial support of the Merchant Generation business until its ultimate exit from the business is complete.

•
Based on current projections for 2013, assuming we remain a subsidiary of Ameren for the entire year, excluding the put option receipts, we expect operating cash flows to approximate nonoperating cash flow requirements in 2013. Included in this 2013 projection, we expect to receive income tax benefits through the tax allocation agreement with Ameren of approximately $70 million. These estimates may change significantly depending on the taxable income or loss of Ameren and each of its subsidiaries and also assume we remain a subsidiary of Ameren through 2013.

•
As of June 30, 2013, we had approximately $90 million in federal income tax net operating loss carryforwards and $1 million in federal income tax credit carryforwards. These carryforwards are expected to offset income tax liabilities into 2015, consistent with the tax allocation agreement. If we are no longer a subsidiary of Ameren, the tax allocation agreement will terminate and it is probable that some or all of our tax carryforwards will not be utilized.

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
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 6 – Derivative Financial Instruments under Part I, Item 1, of this report for information on the potential loss on counterparty exposure as of June 30, 2013.
Our physical and financial instruments are subject to credit risk consisting of accounts receivable and executory contracts with market risk exposures. Our revenues are primarily derived from sales of electricity to Marketing Company as described in Note 3 - Related Party Transactions, under Part I, Item 1 of this report and in Note 2 - Related Party Transactions in the Form 10-K. At June 30, 2013, approximately $56 million of our accounts receivable was a related party receivable from Marketing Company. No other customer represents greater than 10% of our accounts receivable.
The combined credit exposures to coal suppliers deemed below investment grade either through external or internal credit evaluations, net of collateral, was less than $1 million at June 30, 2013 and June 30, 2012.
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
Equity Price Risk
Costs for providing defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, including the rate of return on plan assets. To the extent the value of plan assets declines, the effect would be reflected in net income and OCI, and in the amount of cash required to be contributed to the plans.
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
In addition, coal and coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. We use forward fuel oil contracts (for heating oil, ultra-low sulfur diesel and crude oil) to mitigate this market price risk as changes in these products are highly correlated to changes in diesel markets. If diesel fuel costs were to increase or decrease by $0.25 per gallon, our fuel expense could increase or decrease by $3 million annually. As of June 30, 2013, we had a price cap for 99% of expected fuel surcharges in 2013.
Our electric generating operations are exposed to changes in market prices for natural gas used to run CTs. The natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas while minimizing costs. We optimize transportation and storage options and price risk by structuring supply agreements to maintain access to multiple gas pools and supply basins.
The following table presents, as of June 30, 2013, the percentages of the projected required supply of coal and coal transportation for our coal-fired energy centers and natural gas for our CTs that are price-hedged over the five-year period 2013 through 2017. The projected required supply of these commodities could be significantly affected by changes in our assumptions for matters such as customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2013	2014	2015 – 2017
Coal	83%	47%	14%
Coal transportation	100	73	73
Natural gas for generation	52	84	—
The following table shows how our total fuel expense might increase and how our net income might decrease if coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the five-year period 2013 through 2017.

	Fuel Expense	Net Income(a)
Coal	$5	$(3)
Coal transportation	3	(2)

(a)	Calculations are based on an estimated tax rate of 42%.
With regard to our exposure for commodity price risk for construction and maintenance activities, we are exposed to changes in market prices for metal commodities and to labor availability.
See Note 8 – Commitments and Contingencies under Part I, Item 1, of this report for additional information.

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for coal, natural gas, diesel, and power. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and six months ended June 30, 2013. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

	Three Months Ended June 30, 2013(a)	Six Month Ended June 20, 2013(a)
Fair value of contracts at beginning of period, net	(1)	$(7)
Contracts realized or otherwise settled during the period	—	3
Changes in fair values attributable to changes in valuation technique and assumptions	—	—
Fair value of new contracts entered into during the period	—	—
Other changes in fair value	(4)	(1)
Fair value of contracts outstanding at end of period, net	(5)	$(5)

(a)	Includes amounts classified as held for sale.
The following table presents maturities of derivative contracts as of June 30, 2013, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Level 1(a)	$(4)	$(2)	$—	$—	$(6)
Level 2	—	—	—	—	—
Level 3(b)	1	—	—	—	1
Total	$(3)	$(2)	$—	$—	$(5)

(a)	Includes amounts classified as held for sale.

(b)	Principally power forward contract values based on a Black-Scholes model that include information from external sources, historical actuals, and our estimates.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of Genco, of the effectiveness of the design and operation of Genco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in Genco’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

•
the request for FERC and FCC approvals, as well as the Illinois Pollution Control Board’s decision whether to grant a variance of the Illinois MPS requirements for the New AER energy centers to IPH, in connection with Ameren’s divestiture of New AER to IPH; and

•	our request for FERC approval to transfer the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There is no established trading market for our common stock. We did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2013 to June 30, 2013. As of June 30, 2013, our parent, Ameren Energy Resources Company, LLC, owned all of our outstanding common stock.

ITEM 6.	EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the registrant and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
Statement re: Computation of Ratios
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Section 1350 Certifications
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
The file number reference for Genco's filings with the SEC is 333-56594.
* Attached as Exhibit 101 to this report is the following financial information from Genco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2013, and 2012, (ii) the Consolidated Balance Sheet at June 30, 2013, and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013, and 2012, and (iv) the Notes to the Financial Statements for the six months ended June 30, 2013.
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

Date: August 14, 2013