Form 10-Q
period 2013-09-30
AMEREN ENERGY GENERATING CO
filed 2013-11-12
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2013

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 333-56594

AMEREN ENERGY GENERATING COMPANY
(Exact name of registrant as specified in its charter)

Illinois	37-1395586
(State of incorporation)	(I.R.S. Employer Identification No.)
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
As of October 31, 2013, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Ameren Energy Resources Company, LLC, a subsidiary of Ameren Corporation.

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
Dynegy - Dynegy Inc.
Form 10-K - The Annual Report on Form 10-K for the year ended December 31, 2012, filed by Genco with the SEC.
IPH - Illinois Power Holdings, LLC, an indirect wholly owned subsidiary of Dynegy Inc.
Medina Valley - AmerenEnergy Medina Valley Cogen LLC, an AER subsidiary through March 13, 2013. This company was distributed from AER to Ameren on March 14, 2013. On October 11, 2013, Medina Valley purchased the Elgin, Gibson City, and Grand Tower gas-fired energy centers from Genco.
MISO - Midcontinent Independent System Operator, Inc., an RTO. Formerly known as Midwest Independent Transmission System Operator, Inc.
New AER - A limited liability company to be formed as a direct wholly owned subsidiary of AER. New AER will be acquired by IPH and will include substantially all of the assets and liabilities of AER, except for certain assets and liabilities retained by Ameren.
Rockland Capital - Rockland Capital, LLC, as well as the special purpose entity affiliated with and formed by Rockland Capital to acquire the Elgin, Gibson City, and Grand Tower gas-fired energy centers. Rockland Capital, LLC is not an affiliate of Ameren.

FORWARD-LOOKING STATEMENTS
Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
completion of Ameren’s divestiture of New AER, which is subject to Illinois Pollution Control Board approval of an Illinois MPS variance in favor of IPH on the same material terms as AER’s existing Illinois MPS variance;

•
completion of Ameren’s third-party sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers, which requires FERC and other regulatory approvals, including the receipt of any proceeds from such sale;

•	any related tax implications of Ameren’s divestiture of its Merchant Generation business;

•	the effects of, or changes to, the Illinois power procurement process;

•	changes in laws and other governmental actions, including monetary, fiscal, and tax policies;

•	changes in laws or regulations that adversely affect the ability of electric distribution companies and other purchasers of wholesale electricity to pay their suppliers, including Marketing Company;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMEREN ENERGY GENERATING COMPANY
CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Electric	$274	$218	$644	$606
Other	1	—	5	—
Total operating revenues	275	218	649	606
Operating Expenses:
Fuel	124	122	353	352
Purchased power	102	1	142	1
Other operations and maintenance	32	41	112	133
Assets held for sale and impairment adjustments (Note 2)	(5)	—	197	—
Depreciation and amortization	18	15	60	61
Taxes other than income taxes	4	5	14	16
Total operating expenses	275	184	878	563
Operating Income (Loss)	—	34	(229)	43
Other Income and Expenses:
Miscellaneous income	1	1	1	1
Miscellaneous expense	—	1	—	1
Total other income	1	—	1	—
Interest Charges	10	14	31	40
Income (Loss) Before Income Taxes (Benefit)	(9)	20	(259)	3
Income Taxes (Benefit)	(4)	9	(103)	1
Net Income (Loss)	(5)	11	(156)	2
Less: Net Loss Attributable to Noncontrolling Interest	—	(2)	—	(6)
Net Income (Loss) Attributable to Ameren Energy Generating Company	$(5)	$13	$(156)	$8

Net Income (Loss)	$(5)	$11	$(156)	$2
Other Comprehensive Income, Net of Taxes:
Reclassification adjustments for derivative losses included in net income, net of income taxes of $-, $-, $- and $-, respectively	1	—	1	—
Pension and other postretirement benefit plan activity, net of income taxes of $-, $30, $1 and $33, respectively	—	43	2	48
Total other comprehensive income, net of taxes	1	43	3	48
Comprehensive Income (Loss)	(4)	54	(153)	50
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	7	—	3
Comprehensive Income (Loss) Attributable to Ameren Energy Generating Company	$(4)	$47	$(153)	$47

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY CONSOLIDATED BALANCE SHEET (Unaudited) (In millions, except shares)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$25	$25
Advances to money pool	166	27
Accounts receivable – affiliates	57	70
Miscellaneous accounts receivable	24	20
Materials and supplies	70	85
Other current assets	17	28
Assets held for sale	152	364
Total current assets	511	619
Property and Plant, Net	1,881	1,887
Other Assets	24	26
TOTAL ASSETS	$2,416	$2,532
LIABILITIES AND EQUITY
Current Liabilities:
Accounts and wages payable	$51	$54
Accounts payable – affiliates	12	12
Deposit received from affiliate for pending asset sale	100	—
Current portion of tax payable – Ameren Illinois	6	6
Taxes accrued	10	14
Interest accrued	27	12
Mark-to-market derivative liabilities	5	8
Current accumulated deferred income taxes, net	37	—
Other current liabilities	7	9
Liabilities held for sale	15	25
Total current liabilities	270	140
Long-term Debt, Net	824	824
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	254	334
Accumulated deferred investment tax credits	1	2
Tax payable – Ameren Illinois	37	39
Asset retirement obligations	68	59
Pension and other postretirement benefits	79	92
Other deferred credits and liabilities	8	14
Total deferred credits and other liabilities	447	540
Commitments and Contingencies (Notes 2, 3 and 8)
Ameren Energy Generating Company Stockholder’s Equity:
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	—	—
Other paid-in capital	656	656
Retained earnings	248	404
Accumulated other comprehensive loss	(37)	(40)
Total Ameren Energy Generating Company stockholder’s equity	867	1,020
Noncontrolling Interest	8	8
Total equity	875	1,028
TOTAL LIABILITIES AND EQUITY	$2,416	$2,532

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (In millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(156)	$2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on asset impairment	197	—
Net (gain) loss on sales of properties	(1)	1
Net mark-to-market (gain) loss on derivatives	(3)	10
Depreciation and amortization	60	61
Amortization of debt issuance costs and premium/discounts	1	2
Deferred income taxes and investment tax credits, net	(35)	12
Other	1	8
Changes in assets and liabilities:
Receivables	9	22
Materials and supplies	23	7
Accounts and wages payable	(9)	—
Taxes accrued	(5)	(7)
Assets, other	(2)	(3)
Liabilities, other	8	(7)
Pension and other postretirement benefits	(10)	3
Net cash provided by operating activities	78	111
Cash Flows From Investing Activities:
Capital expenditures	(40)	(140)
Deposit received from affiliate for pending asset sale	100	—
Proceeds from sales of properties	1	4
Money pool advances, net	(139)	42
Net cash used in investing activities	(78)	(94)
Cash Flows From Financing Activities:
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	—	17
Cash and cash equivalents at beginning of year	25	8
Cash and cash equivalents at end of period	$25	$25
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013
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
We are headquartered in Collinsville, Illinois and were incorporated in Illinois in March 2000. We own and operate a merchant generation business in Illinois. Much of our business was formerly owned and operated by CIPS. In 2000, we acquired from CIPS, at net book value, its coal-fired energy centers. Since then, we have constructed or purchased from other Ameren affiliates natural gas-fired energy centers. We have an 80% ownership interest in EEI that AER transferred to us in 2010, at net book value. We consolidate EEI for financial reporting purposes. EEI operates merchant electric generation facilities and FERC regulated transmission facilities in Illinois. We also consolidate our wholly owned subsidiary, Coffeen and Western Railroad Company, for financial reporting purposes. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.
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
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH, which Ameren expects will close during the fourth quarter of 2013. Immediately prior to Ameren’s entry into the transaction agreement with IPH, on March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million with respect to the sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. On October 11, 2013, Ameren received FERC approval for the divestiture of New AER to IPH and our sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. Immediately after receipt of FERC approval, we completed the sale of these gas-fired energy centers to Medina Valley and received additional cash proceeds of $37.5 million. Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. Ameren expects this third-party sale of these gas-fired energy centers to close by the end of 2013, subject to FERC and other regulatory approvals. See Note 2 - Assets Held for Sale for additional information.
We determined that the assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers first qualified for held for sale presentation beginning March 14, 2013. Therefore, we have segregated the assets and liabilities associated with these gas-fired energy centers and presented them separately as held for sale as of September 30, 2013, and comparatively at December 31, 2012. The operating results of the Elgin, Gibson City, and Grand Tower gas-fired energy centers did not qualify for discontinued operations presentation because we will continue to sell power into the same markets with our remaining generation assets. See Note 2 - Assets Held for Sale for additional information.
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
Uncertain Tax Positions
The amount of unrecognized tax benefits as of September 30, 2013, was $5 million. Unrecognized tax benefits are included in “Other deferred credits and liabilities” on our consolidated balance sheet. This amount of unrecognized tax benefits as of September 30, 2013, would have no impact on the effective tax rate, if recognized.
During the three months ended September 30, 2013, unrecognized tax benefits related to the deductibility of expenditures to maintain, replace, or improve steam or electric power generation property were reduced by $4 million, with an offset to “Accumulated deferred income taxes, net”. This was the result of recent Internal Revenue Service guidance establishing new rules for the amount and timing of these deductions.
We are included in Ameren’s federal income tax return. Ameren’s federal income tax returns for the years 2007 through 2011 are before the Appeals Office of the Internal Revenue

Service. Ameren’s federal income tax return for the year 2012 is currently under examination.
It is reasonably possible that a settlement will be reached with the Appeals Office of the Internal Revenue Service in the next 12 months for the years 2007 through 2011. This settlement, which is primarily related to uncertain tax positions for research tax deductions, is expected to result in a decrease in uncertain tax benefits of $5 million. In addition, it is reasonably possible that other events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, we do not believe any such increases or decreases, including the decrease from the reasonably possible Internal Revenue Service Appeals Office settlement discussed above, would be material to our results of operations, financial position, or liquidity.
State income tax returns are generally subject to examination for a period of three years after filing of the return. We do not currently have material state income tax issues under examination, administrative appeals, or litigation. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
Noncontrolling Interest
Our noncontrolling interest comprised the 20% of EEI we do not own. This noncontrolling interest is classified as a component of equity separate from our equity on the consolidated balance sheet. A reconciliation of the equity changes attributable to our noncontrolling interests for the three and nine months ended September 30, 2013, and 2012, is shown below:

	Three Months		Nine Months
	2013	2012	2013	2012
Noncontrolling interest, beginning of period	$8	$3	$8	$7
Net loss attributable to noncontrolling interest	—	(2)	—	(6)
Other comprehensive income attributable to noncontrolling interest(a)	—	9	—	9
Noncontrolling interest, end of period	$8	$10	$8	$10

(a)	Represents the noncontrolling interest of EEI’s pension and other postretirement benefit plan activity, net of income taxes of $-, $6, $-, and $6, respectively.
Asset Retirement Obligations
The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the nine months ended September 30, 2013:

Balance at December 31, 2012	$59
Liabilities settled	(a)
Accretion	3
Change in estimates(b)	6
Balance at September 30, 2013	$68

(a)	Less than $1 million.

(b)
We changed our estimate due to updated retirement dates for certain CCR storage facilities during the first quarter of 2013. See Note 8 - Commitments and Contingencies for additional information regarding this change in estimate.

On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Under the terms of that agreement, Ameren will retain the existing AROs associated with the idle Meredosia and Hutsonville energy centers, which were estimated at $27 million as of September 30, 2013. AROs associated with the Meredosia and Hutsonville energy centers will continue to be included in “Asset retirement obligations” on our consolidated balance sheet until they are transferred to Ameren prior to the transaction closing with IPH. The ARO associated with the Grand Tower energy center of $10 million was included in “Liabilities held for sale” as of September 30, 2013, and December 31, 2012. After the transaction closing with IPH, we will retain the remaining AROs associated with our operations. See Note 2 - Assets Held for Sale for information regarding our October 2013 sale of the Grand Tower energy center to Medina Valley and the transfer at the closing of Ameren’s New AER divestiture of the Meredosia and Hutsonville energy centers to Medina Valley.
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
Under the terms of the transaction agreement to divest New AER to IPH, Ameren will retain the portion of our pension and postretirement benefit obligations associated with current and former employees that are included in the Ameren Retirement Plan, the Ameren Supplemental Retirement Plan, the Ameren Retiree Medical Plan, and the Ameren Group Life Insurance Plan. We will retain the pension and other postretirement benefit obligations associated with EEI’s current and former employees that are included in the Revised Retirement Plan for Employees of Electric Energy, Inc., the Group Insurance Plan for Management Employees of Electric Energy, Inc., and the Group Insurance Plan for Bargaining Unit Employees of Electric Energy,

Inc. These EEI obligations are estimated at $32 million at September 30, 2013, and are included in “Pension and other postretirement benefits” on our consolidated balance sheet. We will also retain the $15 million asset relating to the overfunded status of one of EEI’s postretirement plans, which is included in “Other assets” on our consolidated balance sheet at September 30, 2013.

The following table presents the components of our net periodic benefit cost of the EEI pension and postretirement benefit plans and an allocation of net periodic benefit costs from our participation in Ameren’s single-employer pension and postretirement benefit plans during the three and nine months ended September 30, 2013, and 2012:

	Pension Benefits(a)				Postretirement Benefits(a)
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1	$1	$3	$3	$—	$1	$1	$3
Interest cost	2	3	7	8	1	1	3	4
Expected return on plan assets	(3)	(3)	(10)	(9)	(1)	(1)	(4)	(4)
Amortization of:
Prior service cost (benefit)	—	—	—	—	(2)	—	(6)	—
Actuarial loss	2	1	6	3	1	1	3	3
Curtailment loss	—	2	—	2	—	—	—	—
Net periodic benefit cost	$2	$4	$6	$7	$(1)	$2	$(3)	$6

(a)	Includes amounts for our participation in Ameren’s single-employer plans and the cost of EEI’s plans.
We are allocated a share of the net periodic benefit costs for pension and postretirement benefits for Ameren Services employees doing work on our behalf. The following table presents these costs for the three and nine months ended September 30, 2013, and 2012:

	Pension Benefits						Postretirement Benefits
	Three Months			Nine Months			Three Months				Nine Months
	2013		2012	2013	2012		2013		2012		2013		2012
Allocated benefit costs	$1	$	(a)	$2	$1	$	(a)	$	(a)	$	(a)	$	(a)

(a)	Less than $1 million.
See Note 2 - Assets Held for Sale for additional information regarding Ameren’s retention of its single-employer pension and postretirement benefit plans.
Accounting and Reporting Developments
The following is a summary of recently adopted authoritative accounting guidance, as well as guidance issued but not yet adopted, that could impact us.
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
In February 2013, FASB amended this guidance to require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present significant amounts reclassified out of accumulated OCI by the respective line items of net income either on the face of the statement where net income is presented or in the footnotes. This guidance was effective for us beginning in the first quarter of 2013. The implementation of this amended guidance did not affect our results of operations, financial position, or liquidity. The only amounts reclassified out of accumulated OCI related to pension and other postretirement plan activity and derivatives. For the three and nine months ended September 30, 2013, the pension and other postretirement plan and derivative activity were immaterial.
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
Presentation of an Unrecognized Tax Benefit
In July 2013, FASB issued additional authoritative accounting guidance to provide clarity for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of this guidance is to eliminate diversity in practice related to the presentation of certain unrecognized tax benefits. It requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available under the tax law. Currently, any unrecognized tax benefit is recorded in “Other deferred credits and liabilities” on our balance sheet. After this guidance becomes effective, any unrecognized tax benefit will be recorded in “Accumulated deferred income taxes, net” as a reduction to the deferred tax assets for net operating loss and tax credit carryforwards on our balance sheet. To the extent that an unrecognized tax benefit exceeds these carryforwards, the excess would continue to be recorded in “Other deferred credits and liabilities” on our consolidated balance sheet, consistent with current authoritative accounting guidance. The amended guidance will not affect our results of operations or liquidity, as this guidance is presentation-related only. This guidance will be effective for us beginning in the first quarter of 2014.
NOTE 2 - ASSETS HELD FOR SALE
Transaction Agreement with IPH
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Under the terms of the transaction agreement, AER will effect a reorganization that will, among other things, transfer substantially all of the assets and liabilities of AER, other than (i) any outstanding debt obligations of AER to Ameren or its other subsidiaries, except for certain intercompany balances discussed below, (ii) all of the issued and outstanding equity interests in Medina Valley, (iii) the assets and liabilities associated with our Meredosia, Hutsonville, Elgin, Gibson City, and Grand Tower gas-fired energy centers, (iv) the obligations relating to Ameren's single-employer pension and postretirement benefit plans, and (v) the deferred tax positions associated with Ameren's ownership of these retained assets and liabilities, to New AER. IPH will acquire all of the equity interests in New AER.
Ameren will retain the portion of our pension and postretirement benefit obligations associated with current and former employees that are included in the Ameren Retirement Plan, the Ameren Supplemental Retirement Plan, the Ameren Retiree Medical Plan, and the Ameren Group Life Insurance Plan. We will retain the pension and other postretirement benefit obligations associated with EEI’s current and former employees that are included in the Revised Retirement Plan for Employees of Electric Energy, Inc., the Group Insurance Plan for Management Employees of Electric Energy, Inc., and the Group Insurance Plan for Bargaining Unit Employees of Electric Energy, Inc. These EEI obligations are estimated at $32 million at September 30, 2013. We will also retain the estimated $15 million asset at September 30, 2013, relating to the overfunded status of one of EEI’s postretirement plans.
Ameren will retain our Meredosia and Hutsonville energy centers, which are idle and had an immaterial property and plant asset balance as of September 30, 2013. Ameren will also retain AROs associated with these energy centers, estimated at $27 million as of September 30, 2013. With the exception of the Grand Tower ARO, which will be assumed by the third-party buyer of the Grand Tower energy center as discussed below, we will retain all of our other AROs. Additionally, Ameren will retain our tax payable to Ameren Illinois, which was $43 million as of September 30, 2013.
Ameren’s retention of our liabilities for pension and postretirement benefit obligations relating to Ameren’s plans, the idle Meredosia and Hutsonville energy centers and those two energy centers’ related AROs, the tax payable to Ameren Illinois, and related deferred tax balances associated with each transferred balance will be accounted for as transactions between entities under common control and transferred at their carrying values.
In addition, if Ameren’s divestiture of New AER to IPH is completed, we expect the tax basis of our property, plant and equipment to decrease and our deferred tax assets related to federal and state income tax net operating loss carryforwards and income tax credits to decrease with corresponding offsets to equity. The amount of any such decrease is dependent on the value and timing of the New AER divestiture transaction. As of September 30, 2013, we had $80 million in federal income tax net operating loss carryforwards and $1 million in federal income tax credit carryforwards. If Ameren were to retain ownership of us, these carryforwards are expected to offset income tax liabilities into 2016, consistent with the tax allocation agreement with Ameren. If Ameren’s divestiture of New AER to IPH is completed, any unused portion of the net operating loss and tax credit carryforwards described above will decrease. Additionally, all liabilities, obligations and rights between us and Ameren and its non-AER affiliates under the tax allocation agreement will terminate at the closing date as to all past, present and future taxable periods.
As described in more detail below under “Amended Put Option Agreement, Asset Purchase Agreement and Guaranty,” as a condition to the transaction agreement, we exercised our option under the March 28, 2012 put option agreement, as amended, for the sale to Medina Valley of the Elgin, Gibson City, and Grand Tower gas-fired energy centers and received cash proceeds of $137.5 million. If these gas-fired energy centers are subsequently sold to a third-party and Medina Valley receives proceeds within two years of the closing of the New AER divestiture, Medina Valley will pay us any proceeds from such sale, net of taxes and other expenses, in excess of the amount it previously paid, which totaled $137.5 million.
Our $825 million of senior notes will remain outstanding following the closing of the transaction agreement and will continue to be solely our obligation. Pursuant to the transaction agreement, in addition to the cash we receive for the Elgin, Gibson City, and Grand Tower energy center sale, we will retain cash of $70 million at closing.
Completion of the New AER divestiture to IPH requires FERC and FCC approvals. In October 2013, FERC issued an order approving Ameren’s divestiture of New AER and our sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. The FCC approval was received in August 2013. Separately, as a condition to IPH’s obligation to complete the New AER transaction, the Illinois Pollution Control Board must approve the transfer to IPH of, or otherwise approve a variance in favor of IPH on the same material terms as, AER’s variance of the Illinois MPS. In May 2013, AER and IPH filed a transfer request with the Illinois Pollution Control Board, which was subsequently denied by the board on procedural grounds. On July 22, 2013, IPH, AER, and Medina Valley, as current and future owners of the coal-fired energy centers, filed a request for a variance with the Illinois Pollution Control Board seeking materially the same relief as the existing AER variance. The Illinois Pollution Control Board has until late November 2013 to issue a decision. See Note 8 - Commitments and Contingencies for additional information. Ameren’s and IPH’s obligation to complete the transaction is also subject to other customary closing conditions, including the material accuracy of each company’s representations and warranties and the compliance, in all material respects, with each company’s covenants. The transaction agreement contains customary representations and warranties of Ameren and IPH, including representations and warranties of Ameren with respect to the business being sold. The transaction agreement also contains customary covenants of Ameren and IPH, including the covenant of Ameren that AER will be operated in the ordinary course prior to the closing.
Ameren expects the closing of the New AER divestiture to IPH will occur in the fourth quarter of 2013. If the closing does not occur on or before March 14, 2014, either party may elect to terminate the transaction agreement if the inability to close the transaction by such date is not the result of the failure of the terminating company to fulfill any of its obligations under the transaction agreement.
Amended Put Option Agreement, Asset Purchase Agreement and Guaranty
On March 28, 2012, we entered into a put option agreement with AERG, which gave us the option to sell to AERG all, but not less than all, of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. In exchange for entering into the put option agreement, we paid AERG a put option premium of $2.5 million. We recorded less than $1 million in amortization expense during both the three month and nine month periods ended September 30, 2012. We recorded the remaining $1.5 million in amortization expense during the first quarter of 2013 upon the option being exercised.
Prior to Ameren’s entry into the transaction agreement with IPH as discussed above, (i) our original put option agreement with AERG was novated and amended such that the rights and obligations of AERG under the agreement were assigned to and assumed by Medina Valley and (ii) we exercised our option under the amended put option agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. As a result, on March 14, 2013, we received an initial payment of $100 million from Medina Valley with an offset to “Deposit received from affiliate for pending asset sale,” in accordance with the terms of the amended put option agreement. That deposit will remain on our balance sheet until the assets and liabilities are transferred to Medina Valley. We advanced the initial payment amount we received to the non-state-regulated subsidiary money pool. In connection with the amended put option agreement, Ameren's guaranty, dated March 28, 2012, was modified to replace all references to AERG with references to Medina Valley.
Pursuant to the amended put option agreement, we entered into an asset purchase agreement with Medina Valley dated March 14, 2013. The asset purchase agreement provided that we would receive an additional payment upon closing of the asset purchase agreement to the extent the average fair market value for the Elgin, Gibson City, and Grand Tower gas-fired energy centers, as determined based on three independent appraisals, exceeded the $100 million initial payment we received from Medina Valley. Along with Medina Valley, we engaged three independent appraisers to conduct fair market valuations of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The average fair market value pursuant to such appraisals for the Elgin, Gibson City, and Grand Tower gas-fired energy centers was $137.5 million, which was greater than the original fair value estimate of $133 million. Therefore, after receipt of FERC approval and upon closing of the asset purchase agreement in October 2013, we received an additional payment of $37.5 million from Medina Valley. We advanced the additional $37.5 million we received into the non-state-regulated subsidiary money pool. Ameren’s guaranty to Medina Valley expired upon the closing of the asset purchase agreement.
The transaction agreement with IPH provides that if the Elgin, Gibson City, and Grand Tower gas-fired energy centers are subsequently sold and Medina Valley receives proceeds within two years of the closing of the New AER divestiture, Medina Valley will pay us any proceeds from such sale, net of taxes and other expenses, in excess of the amounts previously paid to us, which totaled $137.5 million.
Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. This agreement requires a portion of the purchase price to be held in escrow until the two year anniversary of the closing of the sale to fund certain indemnity obligations, if any, of Medina Valley. Ameren expects the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital to close by the end of 2013, subject to receipt of FERC and other regulatory approvals. If this sale is completed, Medina Valley could pay us after-tax net proceeds of up to an additional $15 million based on the maximum escrow amount that could ultimately be released, projected working capital adjustments, and projected transaction expenses.
In August 2013, the Illinois Municipal Electric Agency, which is a wholesale customer of Marketing Company, filed a lawsuit in the United States District Court for the Central District of Illinois, against Marketing Company alleging that the removal of certain assets that were related to the amended put option agreement from the parties’ contract schedules without the customer’s consent constituted a breach of contract. In addition, the lawsuit alleges that Genco and AERG failed to recognize certain asset impairments that the Illinois Municipal Electric Agency alleges have occurred and which the Illinois Municipal Electric Agency claims would, if recognized, reduce the billings to the Illinois Municipal Electric Agency. The lawsuit also makes certain other claims that the proposed divestiture would result in a breach of the parties’ contract. If the court ultimately agrees with the Illinois Municipal Electric Agency’s claim that asset impairments should have been recognized, we would receive less revenue from Marketing Company under the PSA. During the third quarter of 2013, the Illinois Municipal Electric Agency began depositing into an escrow account the portion of its monthly billings being disputed. As of September 30, 2013, the Illinois Municipal Electric Agency had deposited $5 million into escrow. We have not recognized in earnings our portion of the escrowed amount, which totaled $4 million for the third quarter of 2013.

We determined that the assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers first qualified for held for sale presentation as of March 14, 2013 and continued to qualify as of September 30, 2013. As of December 31, 2012, these energy centers did not meet the criteria to be classified as held for sale as we did not consider it probable at that time that a disposition of an energy center would occur within one year. To enhance the comparability of these quarterly financial statements, we have recast our December 31, 2012 balance sheet to reflect the presentation of the Elgin, Gibson City, and Grand Tower gas-fired energy centers as held for sale at that date. The following table presents the components of assets and liabilities held for sale on our consolidated balance sheet at September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012
Assets held for sale
Materials and supplies	$5	$12
Mark-to-market derivative assets	—	4
Property and plant, net	147	348
Total assets held for sale	$152	$364
Liabilities held for sale
Accounts and wages payable	$3	$9
Taxes accrued	2	3
Mark-to-market derivative liabilities	—	3
Asset retirement obligations	10	10
Total liabilities held for sale	$15	$25
As the assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers continued to meet the held for sale criteria at September 30, 2013, we evaluated whether any impairment existed by comparing the disposal group’s carrying value to the estimated fair value less cost to sell. The estimated fair value was determined by reference to the amended put option agreement, the asset purchase agreement with Medina Valley, and the transaction agreement with IPH. We recorded a pretax charge to earnings of $207 million for the three months ended March 31, 2013, to reflect the impairment of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The impairment charge decreased by $5 million during the three months ended June 30, 2013, as the carrying value of the Elgin, Gibson City, and Grand Tower gas-fired energy centers decreased primarily as a result of derivative market value losses. The impairment charge decreased by an additional $5 million during the three months ended September 30, 2013, primarily as a result of the increase in the fair value of the disposal group based on the average of the three independent appraisers’ valuation of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. We recorded a cumulative pretax charge to earnings of $197 million for the nine months ended September 30, 2013, to reflect the impairment of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The 2013 impairment recorded was primarily related to the Gibson City and Grand Tower gas-fired energy centers as the Elgin energy center was previously impaired under held and used accounting guidance during the fourth quarter of 2012. The 2013 impairment charge to earnings was recorded as an impairment of “Property and Plant, net” within the components of assets held for sale shown above as of September 30, 2013, and “Assets held for sale and impairment adjustments” in our consolidated statement of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2013, we recorded a $77 million income tax benefit as a result of the impairment.
These assets and liabilities held for sale were measured at fair value on a nonrecurring basis with inputs that are classified as Level 3 within the fair value hierarchy.

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

Employee Transfer
Through the end of 2012, some Ameren Services employees were included within AER's business services group, which provides back office, controller, pricing, analytical support, engineering services, and selected information technology services for AER and its subsidiaries. On December 31, 2012, 74 of these employees were transferred to us from Ameren Services through an internal reorganization. These employees continue to provide support services to AER subsidiaries.
Money Pools
See Note 4 – Short-term Debt and Liquidity for a discussion of affiliate borrowing arrangements.

The following table presents the impact of related party transactions for the three and nine months ended September 30, 2013, and 2012. It is based primarily on the agreements discussed above and in Note 2 - Related Party Transactions under Part II, Item 8, of the Form 10-K, and the money pool arrangements discussed in Note 4 - Short-term Debt and Liquidity of this report.

			Three Months				Nine months
Agreement	Income Statement Line Item		2013		2012		2013		2012
Genco and EEI power supply and other agreements with Marketing Company	Operating Revenues - Electric		$219		$217		$557		$603
Natural gas sales to Medina Valley(a)	Operating Revenues - Electric		—		—		—		1
Services provided to AER affiliates	Operating Revenues - Other		1		(b)		5		(b)
Total Operating Revenues			$220		$217		$562		$604
Ameren Missouri gas transportation agreement	Fuel	$	(b)	$	(b)		$1		$1
EEI power supply agreement with Marketing Company	Purchased Power		$47	$	(b)		$65		$1
Ameren Services support services agreement	Other Operations and Maintenance		$2		$7		$8		$17
Money pool borrowings (advances)	Interest (Charges) Income	$	(b)	$	(b)	$	(b)	$	(b)

(a)	Natural gas sold at fair value.

(b)	Amount less than $1 million.
NOTE 4 - SHORT-TERM DEBT AND LIQUIDITY

On November 14, 2012, the 2010 Genco Credit Agreement was terminated and not renewed. Should a financing need arise, sources of liquidity include available cash on hand, a return of money pool advances, and money pool borrowings at the discretion of Ameren. On March 14, 2013, we amended and exercised our option to sell our three natural gas-fired energy centers to Medina Valley and received an initial payment of $100 million. On October 11, 2013, we completed the sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley and received an additional payment of $37.5 million. We advanced these payment amounts to the non-state-regulated subsidiary money pool. Based on current market conditions, operating assumptions, money pool advances, and cash on hand, we expect to have sufficient liquidity over the next twelve months to operate our business. See Note 2 - Assets Held for Sale for additional information regarding the amended put option agreement.
Money Pool
Ameren has a non-state-regulated subsidiary money pool to coordinate and to provide short-term cash and working capital to its non-state-regulated subsidiaries. As further discussed in Note

5 - Long-term Debt, we have the ability, subject to Ameren parent company authorization and Ameren (parent) borrowing sublimits, to access funding from Ameren and Ameren Missouri's $1.0 billion multiyear senior unsecured credit agreement, Ameren and Ameren Illinois' $1.1 billion multiyear senior unsecured credit agreement, and Ameren's commercial paper programs through a money pool agreement. Ameren (parent) has a $500 million and a $300 million borrowing sublimit under its $1.0 billion and $1.1 billion multiyear senior unsecured credit agreements, respectively. We may borrow from or lend to the non-state- regulated subsidiary money pool. When receiving a loan under that money pool agreement, we must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool.
See Note 3 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements for the three and nine months ended September 30, 2013, and 2012, and Note 5 - Long-Term Debt for borrowing restrictions.

NOTE 5 – LONG-TERM DEBT
Indenture Provisions and Other Covenants
We are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials.
Our indenture includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these ratios for the 12 months ended and as of September 30, 2013:

	Required Ratio	Actual Ratio
Interest coverage ratio- restricted payment(a)	≥1.75	1.05
Interest coverage ratio- additional indebtedness(b)	≥2.50	1.05
Debt-to-capital ratio- additional indebtedness (b)	≤60%	51%

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
As shown in the table above, under the provisions of our indenture, we may not borrow additional funds from external, third-party sources if our interest coverage ratio is less than 2.5 or if our debt-to-capital ratio is greater than 60%. Beginning in the first quarter of 2013, our interest coverage ratio fell to a level less than the specified minimum level required for external borrowings, and we expect the ratio to remain less than this minimum level through at least 2015. As a result, our ability to borrow additional funds from external, third-party sources is restricted. Our indenture does not restrict intercompany borrowings from Ameren's non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren's control. If an intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool would be dependent on consideration by Ameren of the facts and circumstances existing at that time. In December 2012, Ameren announced it intended to, and it was probable that it would, exit its Merchant Generation business, of which we are a part, as Ameren determined that business was no longer a core component of its future business strategy. If Ameren does not complete its divestiture of New AER, Ameren has indicated it will continue to reduce, and ultimately eliminate, its financial support of the Merchant Generation business until its ultimate exit from the business is complete. We will seek to fund operations internally and therefore seek not to rely on financing from Ameren.
In order for us to issue securities in the future, we will have to comply with all applicable requirements in effect at the time of any such issuances.
As shown in the table above, under the provisions of Genco’s indenture, dividends cannot be paid unless the actual interest coverage ratio for the most recently ended four fiscal quarters is greater than 1.75, which was not achieved during the four fiscal quarters ending September 30, 2013. Additionally, the interest coverage ratios projected by management for each of the subsequent four six-month periods must be greater than 1.75. Based on projections as of September 30, 2013, we do not believe that we will achieve the minimum interest coverage ratio necessary to pay dividends on our common stock for each of the subsequent four six-month periods ending March 31, 2014, September 30, 2014, March 31, 2015, or September 30, 2015. As a result, we were restricted from paying dividends as of September 30, 2013, and we expect to be unable to pay dividends through at least September 30, 2016.
Off-Balance-Sheet Arrangements
At September 30, 2013, we had no off-balance-sheet financing arrangements other than operating leases entered into in the ordinary course of business. We do not expect to engage in any significant off-balance-sheet financing arrangements in the near future.
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
The following table presents open gross commodity contract volumes by commodity type as of September 30, 2013, and December 31, 2012:

	Quantity (in millions)
Commodity	Accrual & NPNS Contracts(a)		Other Derivatives(b)
	2013	2012	2013	2012
Coal (in tons)	26	30	3	5
Fuel oils (in gallons)(c)	(d)	(d)	26	40
Natural gas (in mmbtu)(e)	(d)	(d)	1	42
Power	(f)	(f)	—	—

(a)	Accrual contracts include commodity contracts that do not qualify as derivatives. As of September 30, 2013, these contracts ran through December 2017 for coal.

(b)	As of September 30, 2013, these contracts ran through December 2015, October 2016, and April 2015 for coal, fuel oils, and natural gas, respectively.

(c)	Fuel oils consist of heating oil, ultra-low sulfur diesel, and crude oil.

(d)	Not applicable.

(e)	Amounts include commodity contracts classified as held for sale.

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
The following table presents the carrying value and balance sheet location of all derivative instruments as of September 30, 2013, and December 31, 2012:

	Balance Sheet Location	2013	2012
Derivative assets not designated as hedging instruments
Commodity contracts:
Coal	Other current assets	$1	$—
	Other assets	—	1
Fuel oils	Other current assets	1	2
	Other assets	—	1
Natural gas	Assets held for sale	—	4
	Total assets	$2	$8
Derivative liabilities not designated as hedging instruments
Commodity contracts:
Coal	MTM derivative liabilities	$5	$7
	Other deferred credits and liabilities	1	3
Fuel oils	MTM derivative liabilities	—	1
	Other deferred credits and liabilities	—	1
Natural gas	Liabilities held for sale	—	3
	Total liabilities	$6	$15
The cumulative amount of pretax net losses on interest rate derivative instruments in accumulated OCI was $6 million and $7 million, respectively, as of September 30, 2013 and December 31, 2012. These interest rate swaps were executed during the fourth quarter of 2007 as a partial hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is being amortized over a 10-year period that began in April 2008. The pretax net loss reclassified from accumulated OCI into “Interest charges” was $1 million and $1 million for three and nine months ended September 30, 2013 and less than $1 million and less than $1 million for the three and nine months ended September 30, 2012. Over the next 12 months, $1.4 million of the loss will be amortized.
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

Although we had not previously elected to offset fair value amounts and collateral for derivative instruments executed with the same counterparty under the same master netting arrangement, authoritative accounting guidance, effective in the first quarter 2013, requires those amounts eligible to be offset to be presented both at the gross and net amounts. The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of September 30, 2013, and December 31, 2012:

		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts Recognized in the Consolidated Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2013
Assets:
Commodity contracts eligible to be offset(b)	$2	$2	$—	$—
Liabilities:
Commodity contracts eligible to be offset(b)	$6	$2	$—	$4
2012
Assets:
Commodity contracts eligible to be offset(b)	$8	$5	$—	$3
Liabilities:
Commodity contracts eligible to be offset(b)	$15	$5	$—	$10

(a)
Cash collateral received reduces gross asset balances and is included in the “Other current liabilities” and “Other deferred credits and liabilities” lines in the balance sheet. Cash collateral posted reduces gross liability balances and is included in the “Other current assets” and “Other assets” lines in the balance sheet.

(b)	Includes amounts classified as held for sale.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. The following table presents the maximum exposure, as of September 30, 2013, and December 31, 2012, if counterparty groups were to fail completely to perform on contracts by grouping. The maximum exposure is based on the gross fair value of financial instruments, including accrual and NPNS contracts, which excludes collateral held, and does not consider the legally binding right to net transactions based on master trading and netting agreements.

	Coal Producers	Commodity Marketing Companies	Financial Companies	Oil and Gas Companies	Total
2013(a)	$—	$1	$—	$1	$2
2012(a)	$2	$1	$2	$2	$7

(a)	Includes amounts classified as held for sale.
The potential loss on counterparty exposures is reduced by the application of master trading and netting agreements and collateral held to the extent of reducing the exposure to zero. Collateral includes both cash collateral and other collateral held. As of September 30, 2013 and December 31, 2012, we held no collateral to reduce exposure. The following table presents the potential loss after consideration of the application of master trading and netting agreements as of September 30, 2013, and December 31, 2012:

	Coal Producers	Commodity Marketing Companies	Financial Companies	Oil and Gas Companies	Total
2013(a)	$—	$1	$—	$1	$2
2012(a)	$1	$—	$1	$—	$2

(a)	Includes amounts classified as held for sale.

Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to our credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of September 30, 2013, and December 31, 2012, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements assuming (1) the credit risk-related contingent features underlying these agreements were triggered on September 30, 2013, or December 31, 2012, respectively, and (2) those counterparties with rights to do so requested collateral:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2013(c)	$34	$—	$32
2012(c)	$48	$—	$31

(a)	Prior to consideration of master trading and netting agreements and including accrual and NPNS contract exposures.

(b)
As collateral requirements with certain counterparties are based on master trading and netting agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the netting effects of such agreements.

(c)	Includes amounts classified as held for sale.
Other Derivatives
The following table represents the net change in market value for derivatives not designated as hedging instruments for the three and nine months ended September 30, 2013, and 2012:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months		Nine Months
		2013	2012	2013	2012
Coal	Operating Expenses - Fuel	$—	$—	$4	$(8)
Fuel oils	Operating Expenses - Fuel	2	5	—	(5)
Natural gas(a)	Operating Expenses - Fuel	—	(1)	(1)	3
Power	Operating Revenues	(1)	—	—	—
	Total	$1	$4	$3	$(10)

(a)	Includes amounts classified as held for sale.
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

There were no financial assets and liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2013. The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2012:

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
In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. We recorded net gains of less than $1 million and net losses of less than $1 million, for the nine months ended September 30, 2013, and 2012, respectively, related to valuation adjustments for counterparty default risk. The counterparty default risk liability valuation adjustment related to derivative contracts totaled less than $1 million and less than $1 million, at September 30, 2013, and December 31, 2012, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
2013
Assets:
	Derivative assets - commodity contracts(a):
	Coal	$1	$—	$—	$1
	Fuel oils	1	—	—	1
	Total assets	$2	$—	$—	$2
Liabilities:
	Derivative liabilities - commodity contracts(a):
	Coal	$6	$—	$—	$6
	Total liabilities	$6	$—	$—	$6
2012
Assets:
	Derivative assets - commodity contracts(a):
	Coal	$1	$—	$—	$1
	Fuel oils	2	—	1	3
	Natural gas	4	—	—	4
	Total assets	$7	$—	$1	$8
Liabilities:
	Derivative liabilities - commodity contracts(a):
	Coal	$10	$—	$—	$10
	Fuel oils	2	—	—	2
	Natural gas	3	—	—	3
	Total liabilities	$15	$—	$—	$15

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations. Balances include amounts classified as held for sale.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2013, and 2012:

	Net derivative commodity contracts
	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Fuel oils:
Beginning balance	$—	$1	$1	$1
Realized and unrealized gains (losses):
Included in earnings(a)	1	—	—	—
Total realized and unrealized gains (losses)	1	—	—	—
Purchases	—	(1)	—	—
Settlements	(1)	—	(1)	—
Transfers out of Level 3	—	1	—	—
Ending balance	$—	$1	$—	$1
Change in unrealized gains (losses) related to assets/liabilities held at September 30	$—	$—	$—	$—
Power:
Beginning balance	$1	$—	$—	$—
Realized and unrealized gains (losses):
Included in earnings	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—
Purchases	—	—	(19)	—
Sales	—	—	21	—
Settlements	(1)	—	(2)	—
Ending balance	$—	$—	$—	$—
Change in unrealized gains (losses) related to assets/liabilities held at September 30	$—	$—	$—	$—

(a)	Net gains and losses on fuel oils derivative commodity contracts are recorded in “Operating Expenses – Fuel.”
Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Fuel oils transfers between Level 1 and Level 3 were primarily caused by changes in availability of financial trades observable on electronic exchanges from the previous reporting period for the three and nine months ended September 30, 2013, and 2012. Any reclassifications are reported as transfers into or out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three and nine months ended September 30, 2013, and 2012, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. For the three and nine months ended September 30, 2013, there were no transfers between Level 1 and Level 3 related to derivative commodity contracts. For the three months ended September 30, 2012, there were fuel oil transfers out of Level 3 into Level 1 of $1 million. For the nine months ended September 30, 2012, there were no transfers between Level 1 and Level 3.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt at September 30, 2013, and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$824	$639	$824	$618
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
At September 30, 2013, total other obligations related to the procurement of coal and natural gas, among other agreements, were $383 million.
Environmental Matters
We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. From the beginning phases of siting and development to the ongoing operation of existing or new electric generation and transmission facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions, impacts to air, land, and water, noise, protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archeological and historical resources), and chemical and waste handling. Complex and lengthy processes are required to obtain and renew approvals, permits, or licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) require release prevention plans and emergency response procedures.
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
The estimates in the table below contain all of the known capital costs to comply with existing environmental regulations, including the CAIR, and our assessment of the potential impacts of the MATS and of the EPA's proposed regulation for CCR as of September 30, 2013. In addition, the estimates assume that CCR will continue to be regarded as nonhazardous. The estimates do not include the impacts of regulations proposed by the EPA under the Clean Water Act in March 2011 regarding cooling water intake structures or the impact of the effluent standards applicable to steam-electric generating units that the EPA proposed in April 2013, as the technology requirements ultimately to be selected in these final rules are not yet known. The estimates shown in the table below could change significantly depending upon a variety of factors including:

•	Ameren’s divestiture of its Merchant Generation business, of which we are a part;

•	additional or modified federal or state requirements;

•	further regulation of greenhouse gas emissions;

•	revisions to CAIR or reinstatement of CSAPR;

•	delays or accelerations of rulemaking and implementation by the EPA or state agencies;

•
new national ambient air quality standards, new standards intended to achieve national ambient air quality standards or changes to existing standards for ozone, fine particulates, SO2, and NOx emissions;

•	additional or new rules governing air pollutant transport;

•	regulations or requirements under the Clean Water Act regarding cooling water intake structures or effluent standards;

•	finalized regulations classifying CCR as being hazardous or imposing additional requirements on the management of CCR;

•	new limitations or standards under the Clean Water Act applicable to discharges from steam-electric generating units;

•	new technology;

•	changes in expected power prices;

•	variations in costs of material or labor; and

•	alternative compliance strategies or investment decisions.

	Low		High
2013	$30	-	$30
2014 - 2017	100	-	125
2018 - 2022	220	-	270
Total(a)	$350	-	$425

(a) Includes estimated costs of approximately $20 million annually, excluding capitalized interest, from 2013 through 2017 for the construction of two scrubbers at the Newton energy center.
The decision to make pollution control equipment investments depends on whether the expected future market prices for power reflect the increased cost for environmental compliance.
The following sections describe the more significant environmental laws and rules that affect or could affect our operations.
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
In December 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the CAIR to the EPA for further action to remedy the rule's flaws, but allowed the CAIR's cap-and-trade programs to remain effective until they are replaced by the EPA. In July 2011, the EPA issued the CSAPR as the CAIR replacement. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit issued a stay of the CSAPR. In August 2012, the United States Court of Appeals for the District of Columbia Circuit issued a ruling that vacated the CSAPR in its entirety, finding that the EPA exceeded its authority in imposing the CSAPR's emission limits on states. In March 2013, the EPA and certain environmental groups filed an appeal of the Court of Appeals’ remand of CSAPR to the United States Supreme Court. The United States Supreme Court has agreed to consider the appeal and is expected to issue a ruling on the appeal during its current term, which ends in June 2014. The EPA will continue to administer the CAIR until a new rule is ultimately adopted or the United States Supreme Court overturns the decision to vacate the CSAPR.
In December 2011, the EPA issued the MATS under the Clean Air Act, which require emission reductions for mercury and other hazardous air pollutants, such as acid gases, toxic metals, and particulate matter by setting emission limits equal to the average emissions of the best performing 12% of existing coal and oil-fired electric generating units. Also, the standards require reductions in hydrogen chloride emissions, which were not regulated previously, and for the first time require continuous monitoring systems for hydrogen chloride, mercury, and particulate matter. The MATS do not require a specific control technology to achieve the emission reductions. The MATS will apply to each unit at a coal-fired power plant; however in certain cases, emission compliance can be achieved by averaging emissions from similar electric generating units at the same power plant. Compliance is required by April 2015 or, with a case-by-case extension, by April 2016.

Separately, in December 2012, the EPA issued a final rule that made the national ambient air quality standard for fine particulate matter more stringent. States must develop control measures designed to reduce the emission of fine particulate matter below required levels to achieve compliance with the new standard. Such measures may or may not apply to energy centers but could require reductions in SO2 and NOx emissions. States are required to demonstrate compliance with the rule by 2020, or 2025 if an extension of time to achieve compliance is granted. We are currently evaluating the new standard while the state of Illinois develops its attainment plan.
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
In July 2013, the EPA issued a final rule designating portions of the United States, including parts of Illinois, as nonattainment for the national ambient air quality standard for SO2. The designations became effective in October 2013, and the states must develop plans in the next 18 months to reduce emissions so that they can achieve the ambient air quality standards within five years. We are assessing the impact of this designation.
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

See Note 2 - Assets Held for Sale for additional information regarding the divestiture of New AER and a request filed with the Illinois Pollution Control Board for a variance in favor of IPH on the same material terms as the Illinois MPS variance granted to AER in September 2012.

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
Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA issued the “Tailoring Rule,” which established new higher emission thresholds beginning in January 2011, for regulating greenhouse gas emissions from stationary sources, such as power plants. The rule requires any source that already has an operating permit to have greenhouse-gas-specific provisions added to its permit upon renewal. Currently, our energy centers have operating permits that, when renewed, may be modified to address greenhouse gas emissions. The Tailoring Rule also provides that if projects performed at major sources result in an increase in emissions of greenhouse gases over an applicable annual threshold, such projects could trigger permitting requirements under the NSR programs and the application of best available control technology to address greenhouse gas emissions. New major sources are also required to obtain such a permit and to install the best available control technology if their greenhouse gas emissions exceed the applicable emissions threshold. In June 2012, the United States Court of Appeals for the District of Columbia Circuit upheld the Tailoring Rule. Industry groups and a coalition of states filed petitions in April 2013 requesting that the United States Supreme Court review the circuit court’s decision upholding the Tailoring Rule. In October 2013, the United States Supreme Court granted the petition agreeing to consider whether the Clean Air Act authorizes the EPA to regulate emissions of greenhouse gases from stationary sources, including power plants, as a result of the EPA’s determination to regulate greenhouse gas emissions from motor vehicles. A ruling is expected in 2014.
In June 2013, the Obama Administration announced that it had directed the EPA to set CO2 emissions standards for both new and existing power plants. The EPA proposed revised CO2 emissions regulations for new electricity generating units in September 2013. The proposed standards would establish separate emissions limits for new natural gas-fired plants and new coal-fired plants. In addition, the Obama Administration had directed the EPA to propose a CO2 emissions standard for existing power plants by June 2014 and to finalize such standard by June 2015. Currently, we are unable to predict the outcome or impacts of such future regulations.
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
Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the Clean Air Act. The requests sought detailed operating and maintenance history data with respect to our Coffeen, Hutsonville, Meredosia, Newton, and Joppa energy centers. In August 2012, we received a Notice of Violation from the EPA alleging violations of permitting requirements including Title V of the Clean Air Act. The EPA contends that projects performed in 1997, 2006, and 2007 at our Newton energy center violated federal law. We believe our defenses to the allegations described in the Notice of Violation are meritorious. A recent decision by the United States Court of Appeals for the Seventh Circuit held that similar claims older than five years were barred by the statute of limitations. If not reversed or overturned, this decision may provide an additional defense to the allegations in the Newton energy center Notice of Violation. We have included $3 million in “Other current liabilities” on our consolidated balance sheet as of September 30, 2013, relating to this loss contingency. We are unable to predict the outcome of this matter.
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
Clean Water Act
In March 2011, the EPA announced a proposed rule applicable to cooling water intake structures at existing power plants that have the ability to withdraw more than 2 million gallons of water per day from a body of water and use at least 25% of that water exclusively for cooling. Under the proposed rule, affected facilities would be required either to meet mortality limits for aquatic life impinged on the plant's intake screens or to reduce intake velocity to a specified level. The proposed rule also requires existing power plants to meet site-specific entrainment standards or to reduce the cooling water intake flow commensurate with the intake flow of a closed-cycle cooling system. The final rule is scheduled to be issued in November 2013, with compliance expected within eight years thereafter. All coal-fired and combined cycle energy centers with cooling water systems are subject to this proposed rule. The proposed rule did not mandate cooling towers at existing facilities, as other technology options potentially could meet the site-specific standards. The final rule could have an adverse effect on our results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers or extensive modifications to the cooling water systems at our energy centers.
In April 2013, the EPA announced its proposal to revise the effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act. Effluent limitation guidelines are national standards for wastewater discharges to surface water that are based on the effectiveness of available control technology. The proposed revision targets wastewater streams associated with fluegas desulfurization (i.e. scrubbers), fly ash, bottom ash, fluegas mercury control, CCR leachate from landfills and impoundments, nonchemical metal cleaning, and gasification of fuels. The EPA’s proposal identifies several alternatives for addressing these waste streams, including best management practices for CCR impoundments. The EPA’s proposed rule raised several compliance options that would prohibit effluent discharges of certain, but not all, waste streams and impose more stringent limitations on certain components in wastewater discharges from power plants. If enacted as proposed, we would be subject to the revised limitations beginning as early as July 1, 2017, but no later than July 1, 2022. We are reviewing the proposed rule and evaluating its potential impact on our operations if enacted as proposed. The EPA expects to issue a final rule in 2014.
Environmental Claims
As part of the transfer of generation assets by CIPS to us in May 2000, CIPS, now Ameren Illinois, contractually agreed to indemnify us for claims relating to pre-existing environmental conditions at the transferred sites. The plant transfer agreement between us and CIPS, now Ameren Illinois, will be amended as part of the transaction agreement for Ameren to divest New AER to IPH. The agreement will specify that Medina Valley will assume any environmental liabilities associated with the Meredosia and Hutsonville energy centers. The agreement will also specify that any environmental liabilities associated with our Newton and Coffeen energy centers will no longer be indemnified by Ameren Illinois. See Note 2 - Assets Held for Sale for additional information regarding Ameren’s divestiture of New AER.

Ash Management
There has been activity at both state and federal levels regarding additional regulation of CCR. In May 2010, the EPA announced proposed new regulations regarding the regulatory framework for the management and disposal of CCR, which could affect future disposal and handling costs at our energy centers. Those proposed regulations include two options for managing CCRs under either solid or hazardous waste regulations, but either alternative would allow for some continued beneficial uses, such as recycling of CCR without classifying it as waste. As part of its proposal, the EPA is considering alternative regulatory approaches that require coal-fired power plants either to close surface impoundments, such as ash ponds, or to retrofit such facilities with liners. Existing impoundments and landfills used for the disposal of CCR would be subject to groundwater monitoring requirements and requirements related to closure and postclosure care under the proposed regulations. The EPA announced that its April 2013 proposed revisions to the effluent limitations applicable to steam electric generating units would apply to ash ponds and CCR management and that it intended to align this proposal with the CCR rules proposed in May 2010. Additionally, in January 2010, the EPA announced its intent to develop regulations establishing financial responsibility requirements for the electric generation industry, among other industries, and it specifically discussed CCR as a reason for developing the new requirements. We are currently evaluating all of the proposed regulations to determine whether current management of CCR, including beneficial reuse, and the use of the ash ponds should be altered. We are also evaluating the potential costs associated with compliance with the proposed regulation of CCR impoundments and landfills, which could be material, if such regulations are adopted.
The Illinois EPA has issued violation notices with respect to groundwater conditions existing at our ash pond systems. AER filed a proposed rulemaking with the Illinois Pollution Control Board which, if approved, would provide for the systematic and eventual closure of ash ponds. In October 2013, the Illinois EPA filed a proposed rulemaking with the Illinois Pollution Control Board. AER has stayed its rulemaking efforts to allow the Illinois EPA proposed rulemaking to proceed. The rulemaking process could take several years to complete. During the first quarter of 2013, we revised our ARO fair value estimates relating to ash ponds to reflect expected retirement dates. See Note 1 - Summary of Significant Accounting Policies for additional information related to our asset retirement obligations.
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
EEI is not a party to the plant transfer agreement with Ameren Illinois discussed above. As of September 30, 2013, six asbestos-related lawsuits were pending against EEI. The general liability insurance maintained by EEI provides coverage with respect to liabilities arising from asbestos-related claims.
Illinois Sales and Use Tax Exemptions and Credits
Beginning in the second quarter of 2010 through 2011, we claimed Illinois sales and use tax exemptions and credits for purchase transactions related to our generation operations. During the second quarter of 2013, we resolved a tax dispute with the Illinois Department of Revenue relating to these sales and use tax exemptions and credits for all open periods related to this issue with a $5 million payment to the Illinois Department of Revenue. This charge was recorded within “Operating Expenses - Fuel” on Genco’s consolidated statement of income (loss) and comprehensive income (loss) during the nine months ended September 30, 2013.
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
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH, which Ameren expects will close during the fourth quarter of 2013. Prior to the sale of New AER to IPH, AER will transfer to New AER substantially all of the assets and liabilities of AER, other than (i) any outstanding debt obligations of AER to Ameren or its other subsidiaries, except certain intercompany balances, (ii) all of the issued and outstanding equity interests in Medina Valley, (iii) the assets and liabilities associated with our Meredosia, Hutsonville, Elgin, Gibson City, and Grand Tower gas-fired energy centers, (iv) obligations relating to Ameren's single-employer pension and postretirement benefit plans, and (v) the deferred tax positions associated with Ameren's ownership of these retained assets and liabilities, to New AER. IPH will acquire all of the equity interests in New AER. Immediately prior to Ameren’s entry into the transaction agreement with IPH on March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million with respect to the sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. On October 11, 2013, Ameren received FERC approval for the divestiture of New AER to IPH and our sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. Immediately after receipt of FERC approval, we completed the sale of these gas-fired energy centers to Medina Valley and received additional cash proceeds of $37.5 million. Medina Valley has entered into an agreement to sell the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Rockland Capital. Ameren expects this third-party sale of these gas-fired energy centers to close by the end of 2013, subject to FERC and other regulatory approvals. See Note 2 - Assets Held for Sale under Part 1, Item 1, of this report, for additional information.
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
Earnings Summary
The net loss attributable to Genco was $5 million in the third quarter of 2013 compared with net income of $13 million in the third quarter of 2012. The net loss attributable to Genco was $156 million in the first nine months of 2013 compared with net income of $8 million in the first nine months of 2012.
Earnings in the third quarter of 2013, compared with the same period in 2012, were adversely affected by reduced electric margins, primarily as a result of lower revenues allocated to us under the PSA with Marketing Company. Additionally, depreciation and amortization expense increased, primarily due to a decrease in ARO estimates in 2012 that did not recur in 2013. Earnings in the third quarter of 2013 benefited from lower other operations and maintenance expenses, primarily as a result of decreased plant maintenance costs and lower interest charges due to increased capitalized interest. The impairment charge recorded during the three months ended March 31, 2013, decreased by $5 million in the third quarter of 2013, primarily as a result of the increase in the fair value, based on the average of the three independent appraisers’ valuations, of the Elgin, Gibson City, and Grand Tower gas-fired energy centers.
Earnings in the first nine months of 2013, compared with the same period in 2012, were adversely affected by a charge to earnings to reflect the reduction in the carrying values of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to their estimated fair value less cost to sell. Additionally, electric margins were lower, primarily as a result of lower revenues allocated under the PSA with Marketing Company, which were partially offset by net unrealized MTM gains on fuel-related contracts and nonqualifying power hedges. The 2013 period benefited from a reduction in other operations and maintenance expenses, primarily due to lower plant maintenance costs, and lower interest charges due to increased capitalized interest.
For additional details regarding results of operations for the three and nine months ended September 30, 2013, including explanations of Margins, Other Operations and Maintenance Expenses, Assets Held For Sale and Impairment Adjustments, Depreciation and Amortization, Taxes Other Than Income Taxes, Interest Charges, and Income Taxes (Benefit), see the major headings below.
Margins
The following table presents the favorable (unfavorable) variations for electric margins in the three and nine months ended September 30, 2013, compared with the same periods in 2012. Electric margins are defined as electric revenues less fuel and purchased power costs. We consider electric margins useful measures to analyze the change in profitability of our operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	2013 versus 2012
Electric revenue change:
Sales volume	$6
Sales price changes, including hedge effect	(51)
Net unrealized MTM losses	(1)
Sales related to a large industrial customer	102
Total electric revenue change	$56
Fuel and purchased power change:
Fuel:
Net unrealized MTM losses	$(2)
Purchased power related to a large industrial customer	(101)
Total fuel and purchased power change	$(103)
Net change in electric margins	$(47)
Nine Months	2013 versus 2012
Electric revenue change:
Sales volume	$16
Sales price changes, including hedge effect	(120)
Sales related to a large industrial customer	142
Total electric revenue change	$38
Fuel and purchased power change:
Fuel:
Production volume and other	$(9)
Net unrealized MTM gains	13
Sales and use tax settlement	(5)
Purchased power related to a large industrial customer	(141)
Total fuel and purchased power change	$(142)
Net change in electric margins	$(104)
Electric margins decreased by $47 million, or 49%, and $104 million, or 41%, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The following items had an unfavorable impact on electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•
Lower revenues allocated to us under the Genco (parent) PSA with Marketing Company. There was a smaller pool of net revenues to allocate because of lower sales prices, primarily due to the expiration of higher-priced hedges. The impact resulted in an unfavorable price variance ($51 million and $120 million, respectively).

•
An increase in production volume and other costs of $9 million for the nine months ended September 30, 2013, compared with the same period in 2012. Through September, the average capacity factor increased to 66%, in 2013, compared with 61%, in 2012. However, the equivalent availability factor decreased to 80%, in 2013, compared with 85%, in 2012.

•
A charge related to a sales and use tax settlement with the state of Illinois decreased margins by $5 million for the nine months ended September 30, 2013, compared with the same period in 2012. See Note 8 - Commitments and Contingencies under Part I, Item 1, of this report for further information.

•	Net unrealized MTM losses on fuel-related contracts and nonqualifying power hedges decreased margins by $3 million for the three months ended September 30, 2013, compared with the same period in 2012.
The following items had a favorable impact on electric margins for the three and nine months ended September 30, 2013, compared with the year-ago periods (except where a specific period is referenced):

•	Higher sales volumes as a result of Marketing Company’s efforts to sell power to residential and small commercial customers in Illinois ($6 million and $16 million, respectively).

•	Net unrealized MTM gains on fuel-related contracts increased margins by $13 million for the nine months ended September 30, 2013, compared with the same period in 2012.

•
Higher sales related to a large industrial customer ($102 million and $142 million, respectively) with a corresponding increase in purchased power costs ($101 million and $141 million, respectively). This four-month contract expired in September 2013.

Other Operations and Maintenance Expenses
Three months - Other operations and maintenance expenses were $9 million lower in the third quarter of 2013, as compared with the third quarter of 2012, due to reduced plant maintenance costs of $5 million, primarily as a result of reduced fuel additive expense, and due to lower employee benefit costs of $6 million, primarily caused by EEI’s 2012 plan amendments to its management and labor union postretirement medical benefit plans.
Nine months - Other operations and maintenance expenses were $21 million lower in the first nine months of 2013, as compared with the first nine months of 2012, due to lower plant maintenance costs of $13 million, primarily as a result of reduced fuel additive expense and fewer outages at our energy centers, and due to lower employee benefit costs of $13 million, primarily caused by EEI’s 2012 plan amendments to its management and labor union postretirement medical benefit plans.
Assets Held For Sale and Impairment Adjustments
On March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which was subject to FERC approval. On October 11, 2013, we received FERC approval for the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley. Immediately after receipt of FERC approval, we completed the sale of these gas-fired energy centers to Medina Valley and received additional cash proceeds of $37.5 million.
The assets and liabilities associated with the Elgin, Gibson City, and Grand Tower gas-fired energy centers first qualified for held for sale presentation beginning March 14, 2013, and continued to qualify as of September 30, 2013. As of September 30, 2013, we evaluated whether any impairment existed by comparing the disposal group’s carrying value to the estimated fair value less cost to sell. The estimated fair value was determined by the average of three independent appraisers’ fair market valuations of the Elgin, Gibson City and Grand Tower gas-fired energy centers. The average fair market value pursuant to such appraisals was $137.5 million, which was greater than the original fair value estimate of $133 million. We recorded a cumulative pretax charge to earnings of $197 million for the nine months ended September 30, 2013, to reflect the impairment of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The impairment charge decreased by $5 million during the three months ended September 30, 2013, primarily as a result of the increase in the valuation of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The impairment recorded during 2013 primarily related to the Gibson City and Grand Tower gas-fired energy centers as the Elgin energy center was previously impaired under held and used accounting guidance during the fourth quarter of 2012.
After the asset impairments recognized in the fourth quarter of 2012 and through the third quarter of 2013, we believe the carrying value of our energy centers exceed their estimated realizable fair value under current market conditions by an amount in excess of $1 billion. We will continue to monitor the market price for power and the related impact on electric margin, our liquidity needs, and other events or changes in circumstances that indicate that the carrying value of our energy centers may not be recoverable as compared to their undiscounted cash flows. We could recognize additional, material long-lived asset impairment charges in the future if estimated undiscounted cash flows no longer exceed carrying values for long-lived assets. This may occur either as a result of factors outside our control, such as changes in market prices of power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of our energy centers, and also as a result of factors that may be within our control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball, or sell energy centers. As of September 30, 2013, the carrying value of long-lived assets not classified as held for sale was $1.9 billion.
See Note 2 - Assets Held for Sale under Part I, Item 1, of this report for additional information.
Depreciation and Amortization
Three months - Depreciation and amortization expenses increased by $3 million in the third quarter of 2013, as compared with the third quarter of 2012, primarily due to a decrease in ARO estimates in 2012 that did not recur in 2013. This was partially offset by a decrease in depreciation and amortization expenses, resulting from the suspension of depreciation in March 2013 for the Elgin, Gibson City, and Grand Tower gas-fired energy centers as they met the criteria for assets held for sale.
Nine months - Depreciation and amortization expenses were comparable in the first nine months of 2013 with the first nine months of 2012. Increased depreciation and amortization expenses resulting from the decrease in ARO estimates in 2012, which did not recur in 2013, were offset by the suspension of depreciation in March 2013 for the Elgin, Gibson City, and Grand Tower gas-fired energy centers.
Taxes Other Than Income Taxes
Three and nine months - Taxes other than income taxes decreased by $1 million in the third quarter of 2013, as compared with the third quarter of 2012, and by $2 million in the first nine months of 2013, as compared with the first nine months of 2012, primarily due to a decrease in property taxes as a result of lower state and local assessments and lower payroll taxes, primarily as a result of reduced headcount at EEI in 2013.
Interest Charges
Three and nine months - Interest charges decreased by $4 million in the third quarter of 2013, as compared with the third quarter of 2012, and by $9 million in the first nine months of 2013, as compared with the first nine months of 2012, primarily because of increased capitalized interest for the Newton energy center scrubbers.
Income Taxes (Benefit)
Three months - The effective income tax rate was 44% for the third quarter of 2013, as compared with 45% in the third quarter of 2012. The rate was lower primarily due to the impact of tax credits and changes in reserves for uncertain tax positions.
Nine months - The effective tax rate was 40% in the first nine months of 2013, as compared with 33% in the first nine months of 2012. The rate was higher primarily due to an adjustment to deferred state tax liabilities related to assets held for sale, along with the impact of tax credits on a low pretax income in 2012.

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
On March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which was subject to FERC approval. On October 11, 2013, we received FERC approval for the sale of these energy centers to Medina Valley. In October 2013, with the completion of the sale to Medina Valley, we received an additional $37.5 million based on the updated appraised value of these energy centers. See Note 2 - Assets Held for Sale under Part I, Item 1, of this report for additional information regarding the amended put option agreement. We advanced both the initial payment received of $100 million and the additional $37.5 million received to the non-state-regulated subsidiary money pool. These put option proceeds, along with cash on hand and the return of money pool advances, are our primary sources of liquidity. Based on current market conditions, operating assumptions, money pool advances, and cash on hand, we expect to have sufficient liquidity over the next twelve months to operate our business.
The following table presents net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013, and 2012:

	2013	2012	Variance
Net cash provided by operating activities	$78	$111	$(33)
Net cash used in investing activities	(78)	(94)	16
Net cash provided by financing activities	—	—	—
Cash Flows from Operating Activities
Cash from operating activities decreased in the first nine months of 2013 compared with the first nine months of 2012, primarily due to a $117 million decrease in electric margins, excluding impacts of noncash net unrealized MTM transactions, as discussed in Results of Operations.
Cash flows from operating activities during the first nine months of 2013, compared with the same period in 2012, were favorably affected by the following items:

•
A $56 million increase in income tax refunds primarily due to lower pretax book income and the full utilization of the 2013 net operating loss through the existing tax allocation agreement with Ameren and its subsidiaries.

•	A $14 million decrease in coal inventory.
Cash Flows from Investing Activities
Cash flows used in investing activities decreased during the nine months ended September 30, 2013, compared with the same period in 2012, principally due to a decrease in capital expenditures and proceeds received from Medina Valley for the asset sale, partially offset by an increase in net money pool advances. During the nine months ended September 30, 2013, capital expenditures decreased by $100 million primarily because of decreased expenditures for the Newton energy center scrubber project. Additionally, during the nine months ended September 30, 2013, cash provided by operating activities exceeded capital expenditures by $38 million. We also received an initial payment of $100 million from Medina Valley in connection with the then-pending asset sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. We contributed the $38 million of surplus cash provided by operating activities and the proceeds from the asset sale to Ameren’s non-state-regulated subsidiary money pool. During the nine months ended September 30, 2012, our capital expenditures exceeded cash provided by operating activities by $29 million. The cash shortfall was funded by repayments of advances previously paid to Ameren’s non-state-regulated subsidiary money pool. The repayments of advances were also used to increase cash on hand.
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
We will incur significant costs in future years to comply with existing and known federal and state regulations including those requiring the reduction of SO2, NOX, and mercury emissions from coal-fired energy centers. See Note 8 – Commitments and Contingencies under Part I, Item 1, of this report for a discussion of existing environmental laws and regulations that affect, or may affect, our facilities and capital costs to comply with such laws and regulations, as well as our assessment of the potential impacts of the EPA’s proposed regulation of CCR and cooling water intake structures, the MATS, and the stayed CSAPR, as of September 30, 2013.
Cash Flows from Financing Activities
During the nine months ended September 30, 2013, and 2012, we met our working capital and investing requirements without utilizing financing sources of cash.
Short-term Borrowings and Liquidity
Our liquidity needs are supported through the use of available cash on hand, a return of money pool advances, or money pool borrowings at the discretion of Ameren. Ameren's credit agreements are available for use, subject to applicable regulatory short-term borrowing authorizations, through direct short-term borrowings from Ameren and through a money pool agreement. Ameren has money pool agreements with and among its subsidiaries to coordinate and to provide for certain short-term cash and working capital requirements. Ameren Services is responsible for operation and administration of the money pool agreements. See Note 4 - Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on short-term borrowing activity, non-state-regulated subsidiaries relevant interest rates, and borrowings under Ameren's money pool arrangement. See Note 5 - Long-term Debt under Part I, Item 1, of this report for a discussion of the restriction on our ability to borrow additional funds from external, third-party sources.
Genco has unlimited long and short-term debt issuance authorization from FERC. EEI has unlimited short-term debt issuance authorization from FERC.
Long-term Debt and Equity
There were no issuances of common stock, and no

issuances, redemptions, repurchases, or maturities of long-term debt, during the nine months ended September 30, 2013 or 2012.
Indebtedness Provisions and Other Covenants
See Note 5 - Long-term Debt under Part I, Item 1, of this report for a discussion of covenants and provisions contained in our indenture.
At September 30, 2013, we were in compliance with the provisions and covenants contained within our indenture.
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
Dividends
Our indenture includes restrictions that can prohibit us from making dividend payments on our common stock. Specifically, dividends cannot be paid unless the actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of September 30, 2013, of operating results and cash flows in 2013 and 2014, we do not expect that we will achieve the minimum interest coverage ratio necessary to pay dividends on our common stock for each of the subsequent four six-month periods ending March 31, 2014, September 30, 2014, March 31, 2015, or September 30, 2015. As a result, we were restricted from paying dividends as of September 30, 2013, and we expect to be unable to pay dividends on our common stock through at least September 30, 2016. See Note 5 - Long-term Debt under Part I, Item 1, of this report and Note 5 - Long-term Debt under Part II, Item 8, of the Form 10-K, for additional information on indenture provisions. No dividends were paid to our parent, AER, for the nine months ended September 30, 2013, and 2012.
Contractual Obligations
For a complete listing of our obligations and commitments, see Contractual Obligations under Part II, Item 7, and Note 10 - Commitments and Contingencies under Part II, Item 8, of the Form 10-K, and Other Obligations in Note 8 - Commitments and Contingencies under Part I, Item 1, of this report.

At September 30, 2013, total other obligations related to the procurement of coal and natural gas, among other agreements, were $383 million.
Off-Balance-Sheet Arrangements
At September 30, 2013, we did not have any off-balance-sheet financing arrangements other than operating leases entered into in the ordinary course of business. We do not expect to engage in any significant off-balance-sheet financing arrangements in the near future.
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
Collateral Postings
Any adverse changes in our credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power, and natural gas supply, among other things, resulting in a negative impact on earnings. As of September 30, 2013, we had no cash collateral postings or prepayments with external parties, including postings related to exchange-traded contracts. We did not hold any cash collateral from external counterparties. Due to our sub-investment-grade issuer and senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at September 30, 2013, our counterparties could have required us to post additional collateral or other assurances for certain trade obligations amounting to $32 million.
Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than September 30, 2013, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then we could be required to post additional collateral or other assurances for certain trade obligations up to $25 million. If market prices were 15% lower than September 30, 2013, levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then we could be required to post additional collateral or other assurances for certain trade obligations up to $30 million.
OUTLOOK
Below are some key trends, events, and uncertainties that are reasonably likely to affect our results of operations, financial position, or liquidity, as well as our ability to achieve strategic and financial objectives, for 2013 and beyond.

•
In December 2012, Ameren announced its intention to exit its Merchant Generation business, of which we are a part, and on March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Separate from our sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, the transaction agreement provides that Ameren will retain certain assets and liabilities that are currently on our balance sheet. The cumulative impact of Ameren's exit of its Merchant Generation business, as well as IPH's acquisition of our business, could have a material impact on our results of operations, financial position, and liquidity; however, the impact cannot be quantified at this time. See Note 2 - Assets Held for Sale under Part I, Item 1, of this report for information regarding Ameren's divestiture of its Merchant Generation business, our sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers, and Ameren's retention of certain assets and liabilities currently on our balance sheet.

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

•
See Note 2 - Assets Held of Sale under Part I, Item 1, of this report for information about a Marketing Company wholesale customer, the Illinois Municipal Electric Agency, that has filed a lawsuit in the United States District Court for the Central District of Illinois. If the court ultimately agrees with the Illinois Municipal Electric Agency’s claim that asset impairments should have been recognized, we would receive less revenue from Marketing Company under the PSA. During the third quarter of 2013, the Illinois Municipal Electric Agency began depositing into an escrow account the portion of its monthly billings being disputed. As of September 30, 2013, the Illinois Municipal Electric Agency had deposited $5 million into escrow. We have not recognized in earnings our portion of the escrowed amount, which totaled $4 million for the third quarter of 2013.

•	Effective with our conclusion in March 2013 that the Elgin, Gibson City, and Grand Tower gas-fired energy centers met the criteria for held for sale presentation, we suspended recording depreciation on these energy centers as of March 14, 2013. We estimate the reduction to 2013 depreciation expense at these energy centers will be $14 million.

•
As a condition to IPH's obligation to complete the acquisition of New AER, the Illinois Pollution Control Board must approve the transfer to IPH of, or otherwise approve a variance in favor of IPH on the same material terms as, AER's variance related to the Illinois MPS. On July 22, 2013, IPH, AER and Medina Valley, as current and future owners of the coal-fired energy centers, filed a request for a variance with the Illinois Pollution Control Board seeking materially the same relief as the existing AER variance. The Illinois Pollution Control Board has until late November 2013 to issue a decision. See Note 8 - Commitments and Contingencies under Part I, Item 1, of this report for additional information regarding the Illinois Pollution Control Board's variance related to the Illinois MPS granted to AER in September 2012.

•
After impairments recognized in the fourth quarter of 2012 and through the third quarter of 2013, we believe the carrying value of our energy centers exceed their estimated realizable fair value under current market conditions by an amount in excess of $1 billion. We could recognize additional, material long-lived asset impairment charges in the future if estimated undiscounted cash flows no longer exceed carrying values for long-lived assets. This may occur as a result of factors outside our control, such as changes in market prices of power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of our energy centers, and also as a result of factors that may be within our control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball or sell energy centers. As of September 30, 2013, the carrying value of long-lived assets not classified as held for sale was $1.9 billion. Impairments could result in lower revenues under certain cost-based contracts, which are included in the forward sales information below.

•
As of September 30, 2013, we expected to have available generation from our coal-fired energy centers of 24 million megawatthours in any given year. However, based on currently expected power prices, we expect to generate approximately 19 million megawatthours in 2013, with approximately 94% of this generation expected to be from coal-fired energy centers.

•
Power prices in the Midwest affect the amount of revenues and cash flows we can realize, through Marketing Company, by marketing power into the wholesale and retail markets. We are adversely affected by the declining market price of power for any unhedged generation. Market prices for power have decreased over the past several years.

•
As of September 30, 2013, Marketing Company had sold forward approximately 21 million megawatthours of our expected generation for 2013 at an average price of $36 per megawatthour. Megawatthours sold forward in excess of our actual generation will be purchased from the market as needed. For 2014, Marketing Company had hedged approximately 11 million megawatthours of our forecasted generation sales at an average price of $38 per megawatthour. For 2015, Marketing Company had hedged approximately 5 million megawatthours of our forecasted generation sales at an average price of $42 per megawatthour. Any unhedged forecasted generation will be exposed to market prices at the time of sale. As a result, any new physical or financial power sales may be at price levels lower than previously experienced and lower than the value of existing hedged sales. We expect 2013 margins to be lower than 2012 due to the expiration of higher-priced contracts.

•
To further reduce cash flow volatility, we seek to hedge fuel costs consistent with power sales. As of September 30, 2013, for 2013, we had hedged fuel costs for approximately 19 million megawatthours of coal and up to 19 million megawatthours of base transportation at about $23 per megawatthour. For 2014, we had hedged fuel costs for approximately 9 million megawatthours of coal and up to 16 million megawatthours of base transportation at about $24 per megawatthour. For 2015, we had hedged fuel costs for approximately 4 million megawatthours of coal and up to 16 million megawatthours of base transportation at about $26 per megawatthour. See Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this report for additional information about the percentage of fuel and transportation requirements that are price-hedged for 2013 through 2017.

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

Liquidity and Capital Resources

•
We seek to fund our operations internally and not to rely on financing from Ameren or external, third-party sources. We will continue to seek to defer or reduce capital and operating expenses and to take other actions as necessary to fund our operations internally while maintaining safe and reliable operations. On March 14, 2013, we exercised our option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of our Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which was subject to FERC approval. On October 11, 2013, we received FERC approval for the sale of these energy centers to Medina Valley. In October 2013, with the completion of the sale to Medina Valley, we received an additional $37.5 million based on the updated appraised value of these energy centers. We advanced both the initial payment received of $100 million and the additional $37.5 million received to the non-state-regulated subsidiary money pool. These put option proceeds, along with available cash on hand, the return of money pool advances, and money pool borrowings at the discretion of Ameren are our primary sources of liquidity. Based on current market conditions, operating assumptions, money pool advances, and cash on hand, we expect to have sufficient liquidity over the next twelve months to operate our business.

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

•
Based on current projections for 2013, assuming we remain a subsidiary of Ameren for the entire year, excluding the put option receipts, we expect operating cash flows to approximate nonoperating cash flow requirements in 2013. Included in this 2013 projection, we expect to receive income tax benefits through the tax allocation agreement with Ameren of $50 million. These estimates may change significantly depending on the taxable income or loss of

Ameren and each of its subsidiaries and also assume we remain a subsidiary of Ameren through 2013.

•
As of September 30, 2013, we had $80 million in federal income tax net operating loss carryforwards and $1 million in federal income tax credit carryforwards. These carryforwards are expected to offset income tax liabilities into 2016, consistent with the tax allocation agreement. If we are no longer a subsidiary of Ameren, the tax allocation agreement will terminate and it is probable that some or all of our tax carryforwards will not be utilized.

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

•
In December 2011, the Internal Revenue Service issued new guidance on the treatment of amounts paid to acquire, produce or improve tangible property and dispositions of such property with respect to electric transmission, distribution, and generation assets as well as natural gas transmission and distribution assets. Final regulations related to this guidance were issued in September 2013. These new rules are required to be implemented no later than January 1, 2014. Based on our evaluation of the new guidance, we do not expect a material impact on our results of operation, financial position, and liquidity.

•
In April 2013, the Internal Revenue Service issued new guidance defining when expenditures to maintain, replace, or improve steam or electric power generation property must be capitalized. This April 2013 guidance may change how we determine whether expenditures related to plant and equipment are deducted as repairs or capitalized for income tax purposes. Until we complete our evaluation of the new guidance, we cannot estimate its impact on our results of operations, financial position, and liquidity.

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
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 6 – Derivative Financial Instruments under Part I, Item 1, of this report for information on the potential loss on counterparty exposure as of September 30, 2013.
Our physical and financial instruments are subject to credit risk consisting of accounts receivable and executory contracts with market risk exposures. Our revenues are primarily derived from sales of electricity to Marketing Company as described in Note 3 - Related Party Transactions, under Part I, Item 1 of this report and in Note 2 - Related Party Transactions in the Form 10-K. At September 30, 2013, approximately $56 million of our accounts receivable was a related party receivable from

Marketing Company. No other customer represents greater than 10% of our accounts receivable.
The combined credit exposures to coal suppliers deemed below investment grade either through external or internal credit evaluations, net of collateral, was less than $1 million at September 30, 2013, and $8 million at September 30, 2012.
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
In addition, coal and coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. We use forward fuel oil contracts (for heating oil, ultra-low sulfur diesel and crude oil) to mitigate this market price risk as changes in these products are highly correlated to changes in diesel markets. If diesel fuel costs were to increase or decrease by $0.25 per gallon, our fuel expense could increase or decrease by $1 million annually. As of September 30, 2013, we had a price cap for 100% of expected fuel surcharges in 2013.
Our electric generating operations are exposed to changes in market prices for natural gas used to run CTs. The natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas while minimizing costs. We optimize transportation and storage options and price risk by structuring supply agreements to maintain access to multiple gas pools and supply basins.
The following table presents, as of September 30, 2013, the percentages of the projected required supply of coal and coal transportation for our coal-fired energy centers that are price-hedged over the five-year period 2013 through 2017. The projected required supply of these commodities could be significantly affected by changes in our assumptions for matters such as customer demand for our electric generation, generation output, and inventory levels, among other matters.

	2013	2014	2015 – 2017
Coal	86%	41%	13%
Coal transportation	100	74	74
The following table shows how our total fuel expense might increase and how our net income might decrease if coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the five-year period 2013 through 2017.

	Fuel Expense	Net Income(a)
Coal	$6	$(4)
Coal transportation	3	(2)

(a)	Calculations are based on an estimated tax rate of 42%.
With regard to our exposure for commodity price risk for construction and maintenance activities, we are exposed to changes in market prices for metal commodities and to labor availability.
See Note 8 – Commitments and Contingencies under Part I, Item 1, of this report for additional information.

Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for coal, natural gas, diesel, and power. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and nine months ended September 30, 2013. We use various methods to determine the fair value of our contracts. In accordance with authoritative accounting guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

	Three Months Ended(a)	Nine Months Ended (a)
Fair value of contracts at beginning of period, net	$(5)	$(7)
Contracts realized or otherwise settled during the period	1	4
Changes in fair values attributable to changes in valuation technique and assumptions	—	—
Fair value of new contracts entered into during the period	—	—
Other changes in fair value	—	(1)
Fair value of contracts outstanding at end of period, net	$(4)	$(4)

(a)	Includes amounts classified as held for sale.

The following table presents maturities of derivative contracts as of September 30, 2013, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Level 1	$(3)	$(1)	$—	$—	$(4)
Level 2	—	—	—	—	—
Level 3	—	—	—	—	—
Total	$(3)	$(1)	$—	$—	$(4)

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of Genco, of the effectiveness of the design and operation of Genco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in Genco’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

•
the Illinois Pollution Control Board’s decision whether to grant a variance of the Illinois MPS requirements for the New AER energy centers to IPH, in connection with Ameren’s divestiture of New AER to IPH; and

•
a wholesale customer’s lawsuit against Marketing Company alleging that certain assets related to the amended put option agreement may not be sold without their consent and that the impairment of assets recorded by Ameren (parent) in the fourth quarter of 2012, should reduce their billings.

ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There is no established trading market for our common stock. We did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from July 1, 2013 to September 30, 2013. As of September 30, 2013, our parent, Ameren Energy Resources Company, LLC, owned all of our outstanding common stock.

ITEM 6.	EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the registrant and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
Material Contracts
10.1	*Revised Schedule I to Second Amended and Restated Change of Control Severance Plan, as amended	September 30, 2013 Form 10-Q, Exhibit 10.2, File No. 1-14756
Statement re: Computation of Ratios
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Section 1350 Certifications
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
The file number reference for Genco's filings with the SEC is 333-56594.
* Compensatory plan or arrangement.
** Attached as Exhibit 101 to this report is the following financial information from Genco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013, and 2012, (ii) the Consolidated Balance Sheet at September 30, 2013, and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, and 2012, and (iv) the Notes to the Financial Statements for the nine months ended September 30, 2013.
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

Date: November 12, 2013