Form 10-Q
period 2014-09-30
Illinois Power Generating Co
filed 2014-11-12
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DEFINITIONS
As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

AER	Ameren Energy Resources, LLC
Ameren	Ameren Corporation
Ameren Services	Ameren Services Company
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFO	Chief Financial Officer
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CT	Combustion turbine
DOE	Department of Energy
Dynegy	Dynegy Inc.
EEI	Electric Energy, Inc.
EGU	Electric Utility Steam Generating Units
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States of America
Genco	Illinois Power Generating Company (formerly known as Ameren Energy Generating Company)
HAPs	Hazardous Air Pollutants, as defined by the Clean Air Act
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IGCC	Integrated Gasification Combined Cycle
IPCB	Illinois Pollution Control Board
IPH	Illinois Power Holdings, LLC
IPM	Illinois Power Marketing Company (formerly known as Ameren Energy Marketing Company)
IPR	Illinois Power Resources, LLC (formerly known as New Ameren Energy Resources, LLC)
IPRG	Illinois Power Resources Generating LLC (formerly known as New AERG, LLC)
MATS	Mercury and Air Toxic Standards
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One Million British Thermal Units
Moody’s	Moody’s Investors Service Inc.
MPS	Multi-Pollutant Standards
MW	Megawatts
MWh	Megawatt Hour
New AER	New Ameren Energy Resources, LLC
NM	Not Meaningful
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NSR	New Source Review
PJM	PJM Interconnection, LLC

i

PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
S&P	Standard & Poor’s Ratings Services
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur Dioxide

ii

PART I. FINANCIAL INFORMATION

ILLINOIS POWER GENERATING COMPANY CONSOLIDATED BALANCE SHEETS (unaudited) (in millions, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$186	$190
Accounts receivable, affiliates	51	59
Accounts receivable	14	18
Inventory	69	78
Prepayments and other current assets	10	18
Total Current Assets	330	363
Property, Plant and Equipment	2,937	2,900
Accumulated depreciation	(1,098)	(1,027)
Property, Plant and Equipment, Net	1,839	1,873
Other Assets	34	28
Total Assets	$2,203	$2,264
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$34	$38
Accounts payable, affiliates	6	—
Taxes accrued	9	12
Accrued interest	25	10
Current accumulated deferred income taxes, net	18	19
Accrued liabilities and other current liabilities	13	15
Total Current Liabilities	105	94
Long-term debt	824	824
Other Liabilities
Accumulated deferred income taxes, net	489	520
Asset retirement obligations	46	43
Other long-term liabilities	25	20
Total Liabilities	1,489	1,501
Commitments and Contingencies (Note 9)

Stockholder’s Equity
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	—	—
Additional paid-in capital	551	551
Accumulated other comprehensive loss, net of tax	(11)	(11)
Retained earnings	166	216
Total Illinois Power Generating Company Stockholder’s Equity	706	756
Noncontrolling interest	8	7
Total Equity	714	763
Total Liabilities and Equity	$2,203	$2,264
See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$165	$278	$483	$653
Cost of sales, excluding depreciation expense	(121)	(229)	(340)	(499)
Gross margin	44	49	143	154
Operating and maintenance expense	(37)	(36)	(120)	(126)
Impairment and other charges	—	5	—	(197)
Depreciation expense	(25)	(18)	(73)	(60)
Other income and expense, net	—	1	—	1
Operating income (loss)	(18)	1	(50)	(228)
Interest expense	(10)	(10)	(30)	(31)
Loss before income taxes	(28)	(9)	(80)	(259)
Income tax benefit	11	4	32	103
Net loss	(17)	(5)	(48)	(156)
Less: Net income attributable to noncontrolling interest	—	—	2	—
Net loss attributable to Illinois Power Generating Company	$(17)	$(5)	$(50)	$(156)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(17)	$(5)	$(48)	$(156)
Other comprehensive loss before reclassifications:
Actuarial loss due to pension plan remeasurement (net of tax benefit of zero, zero, $1 million and zero, respectively)	—	—	(2)	—
Amounts reclassified from accumulated other comprehensive loss:
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax benefit of zero, zero, zero and zero, respectively)	1	1	1	1
Settlement loss on pension plan (net of tax benefit of zero, zero, zero and zero, respectively)	—	—	2	—
Amortization of unrecognized prior service credit and actuarial loss (net of tax benefit of zero, zero, zero and $1 million, respectively)	(1)	—	(1)	2
Other comprehensive income, net of tax	—	1	—	3
Comprehensive loss	(17)	(4)	(48)	(153)
Less: Comprehensive income attributable to noncontrolling interest	—	—	2	—
Total comprehensive loss attributable to Illinois Power Generating Company	$(17)	$(4)	$(50)	$(153)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48)	$(156)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on asset impairment	—	197
Depreciation expense	73	60
Deferred income taxes and investment tax credits, net	(32)	(35)
Other	4	(2)
Changes in working capital:
Accounts receivable, net	12	9
Inventory	5	23
Prepayments and other current assets	8	(2)
Accounts payable and accrued liabilities	11	(9)
Other	(1)	(7)
Net cash provided by operating activities	32	78
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36)	(40)
Proceeds from asset sales, net	—	101
Money pool advances, net	—	(139)
Net cash used in investing activities	(36)	(78)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(4)	—
Cash and cash equivalents, beginning of year	190	25
Cash and cash equivalents, end of period	$186	$25

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2014.
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
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
Revenue from Contracts with Customers. In May 2014, the FASB and IASB jointly issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). The amendments in this ASU develop a common revenue standard for U.S. GAAP and IFRS by removing inconsistencies and weaknesses in revenue requirements, providing a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, providing more useful information to users of financial statements and simplifying the preparation of financial statements. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2016. We are currently assessing this ASU; however, we do not anticipate the adoption of this ASU having a material impact on our consolidated financial statements.
Note 3—Asset Sales
In October 2013, we divested our Elgin, Gibson City and Grand Tower gas-fired facilities (the “Gas-Fired Facilities”) to Ameren Energy Medina Valley Cogen L.L.C. (“Medina Valley”), an affiliate of Ameren Energy Resources Company, LLC (“AER”) that IPH did not acquire in the AER Acquisition, under a put option agreement that was assumed by Medina Valley and exercised by us in March 2013 (the “Put Option”). As a result of our exercise of the Put Option, the Gas-Fired Facilities qualified for held for sale accounting and we recorded a pretax charge to earnings of $207 million during the three months ended March 31, 2013 to reflect the impairment of the Gas-Fired Facilities as the carrying value of the facilities exceeded their fair value. Fair value was based on the purchase agreement with Medina Valley. The impairment charge decreased by $5 million during the three months ended June 30, 2013, as the carrying value of the Gas-Fired Facilities decreased primarily as a result of derivative market value losses. The impairment charge decreased by an additional $5 million during the three months ended September 30, 2013, primarily as a result of the increase in the fair value of the disposal group based on the average of the three independent appraisers’ valuation of the Gas-Fired Facilities. As a result, we recorded a cumulative pretax charge to earnings of $197 million during the nine months ended September 30, 2013 to reflect the impairment of the Gas-Fired Facilities.
Note 4—Risk Management, Derivatives and Financial Instruments
Derivatives on the Balance Sheet. We did not have a material amount of derivative instruments as of September 30, 2014 and December 31, 2013.
Impact of Derivatives on the Consolidated Statements of Operations
The cumulative amount of pretax net losses on interest rate derivative instruments in AOCI was $5 million and $6 million as of September 30, 2014 and December 31, 2013, respectively. These interest rate swaps were executed in 2007 as a partial hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is being amortized over a 10-year period that began in April 2008, $1.4 million of which will be amortized through 2014.
Financial Instruments Not Designated as Hedges. In 2014 and 2013, we elected not to designate derivatives related to our power generation business and interest rate instruments as cash flow or fair value hedges.  Thus, we account for changes in the fair value of these derivatives within the consolidated statements of operations (herein referred to as “mark-to-market” accounting treatment).
There was no material impact of mark-to-market gains (losses) on our unaudited consolidated statements of operations for the three and nine months ended September 30, 2014. Revenues on our unaudited consolidated statements of operations for

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

the three and nine months ended September 30, 2013 include mark-to-market gains of $1 million and $3 million, respectively, related to our commodity derivatives.
Note 5—Fair Value Measurements
We apply the market approach for recurring fair value measurements, employing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We have consistently used this valuation technique for all periods presented.  Please read Note 9—Fair Value Measurements in our Form 10-K for further discussion and definitions of the fair value hierarchy.
We did not have material amounts of outstanding derivative positions as of September 30, 2014 and December 31, 2013.
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
The carrying values of financial assets and liabilities (cash and cash equivalents, accounts receivable, restricted cash and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of September 30, 2014 and December 31, 2013, respectively. All fair values presented below are classified within Level 2 of the fair value hierarchy.

	September 30, 2014		December 31, 2013
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.95% Senior Notes Series F, due 2032 (1)	$274	$274	$274	$216
7.00% Senior Notes Series H, due 2018	$300	$287	$300	$252
6.30% Senior Notes Series I, due 2020	$250	$235	$250	$196
__________________________________________

(1)	Carrying amount includes unamortized discount of $1 million as of September 30, 2014 and December 31, 2013. Please read Note 8—Debt for further discussion.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Note 6—Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, by component are as follows:

	Nine Months Ended September 30,
(amounts in millions)	2014	2013
Beginning of period	$(11)	$(40)
Other comprehensive loss before reclassifications:
Actuarial loss due to pension plan remeasurement (net of tax benefit of $1 million and zero, respectively)	(2)	—
Amounts reclassified from accumulated other comprehensive loss:
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax benefit of zero and zero, respectively) (1)	1	1
Settlement loss on pension plan (net of tax benefit of zero and zero, respectively) (2)	2	—
Amortization of unrecognized prior service credit and actuarial loss (net of tax benefit of zero and $1 million, respectively) (3)	(1)	2
Net current period other comprehensive income, net of tax	—	3
End of period	$(11)	$(37)
_______________________________________

(1)
Amount related to the reclassification of mark-to-market losses on cash flow hedging activities and was recorded in Interest expense on our unaudited consolidated statements of operations. Please read Note 4—Risk Management, Derivatives and Financial Instruments for further discussion.

(2)
Amount related to the settlement loss on the EEI pension plan and is included in the computation of total benefit cost (gain). Please read Note 12—Pension and Other Post-Employment Benefits for further discussion.

(3)
Amounts are associated with our defined benefit pension and other post-employment benefit plans and are included in the computation of net periodic benefit cost (gain). Please read Note 12—Pension and Other Post-Employment Benefits for further discussion.

Note 7—Inventory
A summary of our inventories is as follows:

(amounts in millions)	September 30, 2014	December 31, 2013
Materials and supplies	$30	$33
Coal	37	43
Fuel oil	2	2
Total	$69	$78

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Note 8—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	September 30, 2014	December 31, 2013
Unsecured notes:
7.95% Senior Notes Series F, due 2032	$275	$275
7.00% Senior Notes Series H, due 2018	300	300
6.30% Senior Notes Series I, due 2020	250	250
	825	825
Unamortized discount	(1)	(1)
Total Long-term debt	$824	$824
Indenture Provisions and Other Covenants
At September 30, 2014, we were in compliance with the provisions and covenants contained within our indenture. Our indenture includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates or to incur additional external, third-party indebtedness. The following table summarizes these required ratios as of September 30, 2014:

Required Ratio
Restricted payment interest coverage ratio (1)	≥1.75
Additional indebtedness interest coverage ratio (2)	≥2.50
Additional indebtedness debt-to-capital ratio (2)	≤60%
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
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on September 30, 2014 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends and borrow additional funds from external, third-party sources. As a result, we were restricted from paying dividends as of September 30, 2014.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
Variance. In January 2014, an environmental group filed a petition for review in the Illinois Fourth District Appellate Court of the IPCB’s November 2013 decision and order granting IPH a variance extending the applicable compliance dates for MPS SO2 emission limits. On January 17, 2014, IPH filed a Motion to Dismiss. On February 24, 2014, the Fourth District Appellate Court granted the motion and dismissed the appeal. On April 1, 2014, the environmental group filed a petition for leave to appeal the Appellate Court’s decision with the Illinois Supreme Court. On May 5, 2014, we filed an answer opposing review by the Illinois Supreme Court. On September 24, 2014, the Illinois Supreme Court denied the petition for leave to appeal.
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
Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the CAA. The requests sought detailed operating and maintenance history data with respect to our Coffeen, Newton and Joppa facilities. In August 2012, the EPA issued a Notice of Violation alleging that projects performed in 1997, 2006 and 2007 at our Newton facility violated PSD, Title V permitting and other requirements. We believe our defenses to the allegations described in the Notice of Violation are meritorious. A recent decision by the U.S. Court of Appeals for the Seventh Circuit held that similar claims older than five years were barred by the statute of limitations. If not overturned, this decision may provide an additional defense to the allegations in the Newton facility Notice of Violation. Ultimate resolution of these matters could have a material adverse impact on our future financial condition, results of operations and cash flows. A resolution could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties. At this time we are unable to make a reasonable estimate of the possible costs, or range of costs, that might be incurred to resolve these matters.
Groundwater
Hydrogeologic investigations of the CCR surface impoundments have been performed at our facilities.  Groundwater monitoring results indicate that the CCR surface impoundments at each of our facilities potentially impact onsite groundwater.
In 2012, the Illinois EPA issued violation notices with respect to groundwater conditions at our Coffeen and Newton facilities’ CCR surface impoundments. In February 2013, the Illinois EPA provided written notice that it may pursue legal action with respect to each of these matters through referral to the Illinois Office of the Attorney General. In September 2014, the Illinois EPA issued a permit modification for the Newton facility’s active CCR landfill that requires us to perform assessment monitoring concerning previously reported groundwater quality standard exceedances and to submit the findings of that assessment, including proposed courses of action, in April 2015.
In April 2013, AER filed a proposed rulemaking with the IPCB which, if approved, would provide for the systematic and eventual closure of our CCR surface impoundments. In October 2013, the Illinois EPA filed a proposed rulemaking with the IPCB that would establish processes governing monitoring, preventative response, corrective action and closure of CCR surface impoundments at all power generating facilities in Illinois. The AER rulemaking (now IPH) has been stayed to allow the Illinois

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

EPA proposed rulemaking to proceed.
At this time we cannot reasonably estimate the costs or range of costs of resolving the Newton and Coffeen groundwater matters, but resolution of these matters may cause us to incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. During the first quarter 2013, we revised our ARO fair value estimates relating to CCR surface impoundments.
Guaranty Agreement
In connection with the AER Acquisition, Genco has provided an uncapped Guaranty Agreement of certain obligations of IPH under the AER Transaction Agreement. Concurrently with the closing of the AER Transaction Agreement on the Acquisition Date, Genco entered into the Guaranty Agreement in favor of Ameren, pursuant to which Genco guaranteed certain of IPH’s credit support obligations and tax and environmental indemnification obligations under the AER Transaction Agreement.
Note 10—Related Party Transactions
We have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power purchases and sales, services received or rendered, and borrowings and lendings. For a discussion of our material related party agreements, please read Note 2—Related Party Transactions of the Form 10-K.
The following table summarizes the affiliate accounts receivable and payable on our unaudited consolidated balance sheets.

	September 30, 2014		December 31, 2013
(amounts in millions)	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
Power supply agreements	$50	$—	$58	$—
Other	1	6	1	—
Total	$51	$6	$59	$—
The following table presents the impact of related party transactions on our unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. It is based primarily on the agreements discussed below and in Note 2—Related Party Transactions of the Form 10-K.

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	Income Statement Line Item	2014	2013	2014	2013
Power supply agreements	Revenues	$162	$219	$480	$557
Services provided to AER affiliates	Revenues	$—	$1	$—	$5
Services agreement	Operating and maintenance expense	$10	$2	$31	$8
EEI power supply agreement	Cost of sales	$—	$47	$—	$65

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
EEI has a PSA with IPM, whereby EEI agreed to sell and IPM agreed to purchase all of the capacity and energy available from EEI’s generation fleet. The price that IPM pays for capacity is set annually based upon prevailing market prices. IPM pays spot market prices for the associated energy. In addition, EEI will at times purchase energy from IPM to fulfill obligations to a non-affiliated party. This PSA will continue through May 31, 2016. Subsequent to September 30, 2014, EEI executed an extension to the PSA agreement through December 31, 2022. There were no other changes to the terms and conditions.
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
Services Agreements
Prior to the AER Acquisition, Ameren Services Company (“Ameren Services”), an Ameren subsidiary, provided support services to its affiliates, including us. The costs of services, including wages, employee benefits, professional services and other expenses, were based on, or were an allocation of, actual costs incurred. In addition, we provided affiliates, primarily Ameren Services, with access to our facilities for administrative purposes. The cost of the rent and facility services were based on, or were an allocation of, actual costs incurred.
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
Note 12—Pension and Other Post-Employment Benefits
We offer defined benefit pension and other post-employment benefit plans covering our employees. Separately, our EEI employees and retirees participate in EEI’s single-employer pension and other post-employment plans. We consolidate EEI;

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

therefore, EEI’s plans are reflected in our pension and other post-employment balances and disclosures. Please read Note 6—Retirement Benefits in our Form 10-K for further discussion.
Components of Net Periodic Benefit Cost.  The following table presents the components of our net periodic benefit cost of the EEI pension and other post-employment benefit plans for the three and nine months ended September 30, 2014 and 2013. Also reflected is an allocation of net periodic benefit costs from our participation in Dynegy’s single-employer pension and other post-employment plans for the three and nine months ended September 30, 2014 and Ameren’s single-employer pension and other post-employment plans for the three and nine months ended September 30, 2013.

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(amounts in millions)	2014	2013	2014	2013
Service cost benefits earned during the period	$1	$1	$1	$—
Interest cost on projected benefit obligation	1	2	1	1
Expected return on plan assets	(1)	(3)	(1)	(1)
Amortization of:
Prior service credit	—	—	(1)	(2)
Actuarial loss	—	2	—	1
Net periodic benefit cost (gain)	$1	$2	$—	$(1)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(amounts in millions)	2014	2013	2014	2013
Service cost benefits earned during the period	$2	$3	$1	$1
Interest cost on projected benefit obligation	3	7	2	3
Expected return on plan assets	(3)	(10)	(3)	(4)
Amortization of:
Prior service credit	—	—	(3)	(6)
Actuarial loss	—	6	2	3
Net periodic benefit cost (gain)	2	6	(1)	(3)
Settlements	2	—	—	—
Total benefit cost (gain)	$4	$6	$(1)	$(3)
In addition to the above net periodic benefit cost for pension and other post-employment plans, we were allocated approximately $1 million and $2 million in net periodic benefit costs for pension and other post-employment plans from Ameren Services employees doing work on our behalf during the three and nine months ended September 30, 2013, respectively.

ILLINOIS POWER GENERATING COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended September 30, 2014 and 2013
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
At September 30, 2014, our liquidity consisted of $186 million cash on hand. As previously discussed, due to the ring-fenced nature of IPH, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities.
Operating Activities
Historical Operating Cash Flows. Cash provided by operating activities totaled $32 million for the nine months ended September 30, 2014. During the period, we had sources of $29 million primarily due to the operation of our power generation facilities, partially offset by $4 million of increased collateral postings to satisfy our counterparty collateral demands.
Cash provided by operating activities totaled $78 million for the nine months ended September 30, 2013. During the period, our power generation business provided cash of $99 million primarily due to the operation of our power generation facilities, $35 million in negative changes due to decreased net deferred tax liabilities and $14 million in positive changes in working capital.
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
Collateral Postings. We use a portion of our capital resources in the form of cash to satisfy counterparty collateral demands. Our collateral postings to third parties at September 30, 2014 and December 31, 2013 were $5 million and $1 million, respectively. Collateral postings increased from December 31, 2013 to September 30, 2014 primarily due to fuel and other commodity purchases being executed with counterparties.

Investing Activities
We had capital expenditures of approximately $36 million and $40 million during the nine months ended September 30, 2014 and 2013, respectively.
Other Investing Activities. During the nine months ended September 30, 2014, we had no other investing activities. During the nine months ended September 30, 2013, there was an $101 million cash inflow primarily from the sale of the Gas-Fired Facilities to Medina Valley and a $139 million cash outflow for the repayment of net money pool advances. Please read Note 1—Summary of Significant Accounting Policies in our Form 10-K for further discussion.
Financing Activities
Historical Cash Flow from Financing Activities. During the nine months ended September 30, 2014 and 2013, we had no cash flow from financing activities.
Financing Trigger Events.  Certain of our financial obligations and all of our senior notes include provisions which, if not met, could require early payment, additional collateral support or similar actions.  The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events and acceleration of other financial obligations.  We do not have any trigger events tied to specified credit ratings or stock price in our debt instruments and are not party to any contracts that require us to issue equity based on credit ratings or other trigger events.
Financial Covenant. Our indenture includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans or investments in affiliates or to incur additional external, third-party indebtedness.
The following table summarizes these required ratios:

	Required Ratio	Actual Ratio
Restricted payment interest coverage ratio (1)	≥1.75	1.24
Additional indebtedness interest coverage ratio (2)	≥2.50	1.24
Additional indebtedness debt-to-capital ratio (2)	≤60%	54%
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
Based on September 30, 2014 calculations, our interest coverage ratios are less than the minimum ratios required for us to pay dividends and borrow additional funds from external, third-party sources.
Please read Note 8—Debt for further discussion.
 Credit Ratings
     Our credit rating status is currently “non-investment grade” and our current ratings are as follows:

	Moody’s	S&P
Issuer/Corporate	—	CCC+
Senior Unsecured	B3	CCC+

RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations for the three and nine months ended September 30, 2014 and 2013.  Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly affect the demand for our services. At the end of this section, we have included our business outlook.
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
EEI has a PSA with IPM, whereby EEI agreed to sell and IPM agreed to purchase all of the capacity and energy available from EEI’s generation fleet. The price that IPM pays for capacity is set annually based upon prevailing market prices. IPM pays spot market prices for the associated energy. In addition, EEI will at times purchase energy from IPM to fulfill obligations to a non-affiliated party.
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

Consolidated Summary Financial Information — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table provides summary financial data regarding our consolidated results of operations for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
Revenues	$165	$278	$(113)	(41)%
Cost of sales, excluding depreciation expense	(121)	(229)	108	47%
Gross margin	44	49	(5)	(10)%
Operating and maintenance expense	(37)	(36)	(1)	(3)%
Impairment and other charges	—	5	(5)	(100)%
Depreciation expense	(25)	(18)	(7)	(39)%
Other income and expense, net	—	1	(1)	(100)%
Operating income (loss)	(18)	1	(19)	NM
Interest expense	(10)	(10)	—	—%
Loss before income taxes	(28)	(9)	(19)	(211)%
Income tax benefit	11	4	7	175%
Net loss	(17)	(5)	(12)	(240)%
Less: Net income attributable to noncontrolling interest	—	—	—	—%
Net loss attributable to Illinois Power Generating Company	$(17)	$(5)	$(12)	(240)%

Million Megawatt Hours Generated	5.2	5.0
In Market Availability for Genco Facilities (1) (4)	94%	—
Average Capacity Factor for Genco Facilities (2) (4)	77%	—
Average Power Prices ($/MWh) (3):	$31.11	$34.13
 ________________________________________

(1)
In Market Availability is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues.

(2)	Reflects actual production as a percentage of available capacity.

(3)	Reflects the average price calculated from the revenues allocated to Genco from IPM per the PSAs. See Note 10—Related Party Transactions for further detail.

(4)	2013 In Market Availability and Average Capacity Factor not available as the Genco assets were acquired by Dynegy on December 2, 2013.
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $113 million from $278 million for the three months ended September 30, 2013 to $165 million for the three months ended September 30, 2014. The decrease is primarily due to $103 million of power sales to the DOE during the three months ended September 30, 2013 that were not present in the three months ended September 30, 2014 and $15 million in lower revenues received through the PSA as a result of a lower net price per MWh. These decreases were offset by an increase of $6 million due to higher sales volumes for the three months ended September 30, 2014.
Cost of Sales. Cost of sales decreased by $108 million from $229 million for the three months ended September 30, 2013 to $121 million for the three months ended September 30, 2014. The decrease is primarily due to $102 million of power purchases to supply a DOE contract and $8 million of fuel expense related to generation from CTs in 2013 that were not present in the three months ended September 30, 2014, offset by a net increase in fuel expense of $2 million as a result of higher generation volumes.
Operating and Maintenance Expense. Operating and maintenance expense increased by $1 million from $36 million for the three months ended September 30, 2013 to $37 million for the three months ended September 30, 2014. The increase is primarily due to higher overhead and common charges as well as an increase in fuel expense used in plant operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increases were offset by the absence of expenses related to the Gas-Fired Facilities, which were sold in October 2013.
Impairment and Other Charges. Impairment and other charges were a positive $5 million for the three months ended September 30, 2013, which was due to a decrease in the impairment charge related to the Gas-Fired Facilities. There was no similar activity during the three months ended September 30, 2014 as the Gas-Fired Facilities were sold in October 2013.
Depreciation Expense. Depreciation expense increased by $7 million from $18 million for the three months ended September 30, 2013 to $25 million for the three months ended September 30, 2014. The increase is primarily due to $8 million as a result of a change in the depreciable lives of the Genco assets at the Acquisition Date, partially offset by a decrease of $1 million as a result of the removal of the Gas-Fired Facilities in 2013 due to held for sale accounting.
Income Tax Benefit. We reported an income tax benefit from continuing operations of $11 million and $4 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in the benefit is related to the increase in our pretax loss when comparing the two periods.
Consolidated Summary Financial Information — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table provides summary financial data regarding our consolidated results of operations for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
Revenues	$483	$653	$(170)	(26)%
Cost of sales, excluding depreciation expense	(340)	(499)	159	32%
Gross margin	143	154	(11)	(7)%
Operating and maintenance expense	(120)	(126)	6	5%
Impairment and other charges	—	(197)	197	100%
Depreciation expense	(73)	(60)	(13)	(22)%
Other income and expense, net	—	1	(1)	(100)%
Operating loss	(50)	(228)	178	78%
Interest expense	(30)	(31)	1	3%
Loss before income taxes	(80)	(259)	179	69%
Income tax benefit	32	103	(71)	(69)%
Net loss	(48)	(156)	108	69%
Less: Net income attributable to noncontrolling interest	2	—	2	100%
Net loss attributable to Illinois Power Generating Company	$(50)	$(156)	$106	68%

Million Megawatt Hours Generated	14.5	14.0
In Market Availability for Genco Facilities (1) (4)	91%	—
Average Capacity Factor for Genco Facilities (2) (4)	71%	—
Average Power Prices ($/MWh) (3):	$32.93	$35.86
 ________________________________________

(1)
In Market Availability is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues.

(2)	Reflects actual production as a percentage of available capacity.

(3)	Reflects the average price calculated from the revenues allocated to Genco from IPM per the PSAs. See Note 10—Related Party Transactions for further detail.

(4)	2013 In Market Availability and Average Capacity Factor not available as the Genco assets were acquired by Dynegy on December 2, 2013.

Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $170 million from $653 million for the nine months ended September 30, 2013 to $483 million for the nine months ended September 30, 2014. The decrease is primarily due to $142 million of power sales to the DOE during the nine months ended September 30, 2013 that were not present in the nine months ended September 30, 2014 and $42 million in lower revenues received through the PSA as the result of a lower net price per MWh. The decreases were partially offset by an increase of $21 million due to higher sales volumes for the nine months ended September 30, 2014.
Cost of Sales. Cost of sales decreased by $159 million from $499 million for the nine months ended September 30, 2013 to $340 million for the nine months ended September 30, 2014. The decrease is primarily due to $16 million in lower average fuel price per MWh generated and $141 million of power purchases to supply a DOE contract and $21 million of fuel expense related to generation from CTs in 2013 that were not present in the nine months ended September 30, 2014, offset by an increase in fuel expense of $19 million as a result of higher generation volumes.
Operating and Maintenance Expense. Operating and maintenance expense decreased by $6 million from $126 million for the nine months ended September 30, 2013 to $120 million for the nine months ended September 30, 2014. The decrease is primarily due to lower maintenance costs related to extensive boiler repairs at Coffeen and Newton in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2014 and the absence of expenses related to the Gas-Fired Facilities, which were sold in October 2013. The decreases were partially offset by higher overhead and common charges, an increase in fuel expense used in plant operations for the nine months ended September 30, 2014 and a gain on the sale of Meredosia assets in the nine months ended September 30, 2013 with no similar activity in the same period of 2014.
Impairment and Other Charges. Impairment and other charges were $197 million for the nine months ended September 30, 2013, which was due to a pretax charge to earnings to reflect the impairment of the Gas-Fired Facilities, which were held for sale during the period. There were no such charges during the nine months ended September 30, 2014 as the Gas-Fired Facilities were sold in October 2013.
Depreciation Expense. Depreciation expense increased by $13 million from $60 million for the nine months ended September 30, 2013 to $73 million for the nine months ended September 30, 2014. The increase is primarily due to $21 million as a result of a change in the depreciable lives of the Genco assets at the Acquisition Date, partially offset by a decrease of $8 million as a result of the removal of the Gas-Fired Facilities in 2013 due to held for sale accounting.
Income Tax Benefit. We reported an income tax benefit from continuing operations of $32 million and $103 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The decrease in the benefit is related to the decrease in our pretax loss when comparing the two periods.
Outlook
As of November 3, 2014, our remaining 2014 expected coal requirements are 96 percent contracted and 91 percent priced. Our forecasted coal requirements for 2015 are 95 percent contracted and 77 percent priced. Our transportation requirements are fully contracted and priced for the next several years. We look to procure and price additional fuel opportunistically.
Through IPM, we commercialize our assets through a combination of physical participation in the MISO markets and bilateral capacity sales. For the 2013-2014 planning year, capacity cleared at $1.05 per MW-day for all zones. This low clearing price was likely caused by excess capacity conditions prevailing in MISO for the term of the planning year. On April 14, 2014, MISO released the results of the 2014-2015 planning year capacity auction. Local Resource Zone 4 cleared at $16.75 per MW-day. In the future, we expect to benefit from the potential retirement of approximately 9 GW of marginal MISO coal capacity due to poor economics or expected environmental mandates. In addition, confirmed future capacity exports from MISO to PJM could also increase MISO capacity and energy pricing. Current over-the-counter bilateral capacity transactions in MISO have traded in excess of $65.75 per MW-day for each planning year 2015-2016 through planning year 2019-2020.
Through IPM, we also sell a portion of our capacity into the PJM control area. Capacity market prices within PJM are consistently higher than within MISO. In addition, PJM holds auctions several years in advance. Through IPM, we have sold capacity volumes for the 2015-2016 and 2016-2017 planning years. The most recent PJM auction for the 2017-2018 planning year cleared at $120 per MW-day, and we sold approximately 16 percent of our capacity in that auction. We have also secured one segment of the transmission path required to offer an additional 240 MW of capacity and energy into PJM.
Environmental and Regulatory Matters
Please read Environmental Matters in Note 10—Commitments and Contingencies in our Form 10-K for the period ended December 31, 2013 and Item 2. Outlook-Environmental Matters in our Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 for a detailed discussion of our environmental matters.

Mercury/ HAPs. In July 2014, various parties filed petitions for certiorari with the U.S. Supreme Court seeking review of the U.S. Court of Appeals for the District of Columbia Circuit’s decision upholding the MATS rule for EGUs. Given the air emission controls already employed, we expect that our facilities will be in compliance with the MATS rule emission limits without the need for significant additional investment. We continue to monitor the performance of our units and evaluate approaches to optimizing compliance strategies.
Cross-State Air Pollution Rule. On April 29, 2014, the U.S. Supreme Court issued a decision in EPA v. EME Homer City Generation, L.P. upholding the CSAPR.  The Court remanded the case to the Court of Appeals for the District of Columbia Circuit for further proceedings consistent with its decision.  On June 26, 2014, the EPA filed a motion in the court of appeals asking the court to lift the stay of the CSAPR and delay the CSAPR compliance deadlines by three years, so that CSAPR's Phase 1 emission budgets would apply in 2015 (beginning January 1, 2015, for the annual programs and May 1, 2015, for the ozone-season NOx program) and in 2016, and CSAPR's Phase 2 emission budgets would apply in 2017 and subsequent years. On October 23, 2014, the court granted the EPA's motion to lift the stay of the CSAPR and set a schedule for briefing remaining issues in the challenges to the rule. While the EPA intends to issue a ministerial clarification on how the CSAPR will move forward, CSAPR Phase I is expected to begin January 1, 2015. Based on preliminary analysis, we expect that our facilities as a group would be allocated a sufficient number of allowances in CSAPR Phase I to cover anticipated operations.
IPH Variance. In January 2014, an environmental group filed a petition for review in the Illinois Fourth District Appellate Court of the IPCB’s November 2013 decision and order granting IPH a variance to extend the applicable compliance dates for MPS SO2 emission limits through December 31, 2019, subject to certain conditions. On January 17, 2014, IPH filed a Motion to Dismiss and, on February 24, 2014, the Fourth District Appellate Court granted IPH’s motion and dismissed the appeal. On April 1, 2014, the environmental group filed a petition for leave to appeal the Appellate Court’s decision with the Illinois Supreme Court. On May 5, 2014, we filed an answer opposing review by the Illinois Supreme Court. On September 24, 2014, the Illinois Supreme Court denied the petition for leave to appeal.
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
In September 2014, various environmental groups and industry groups filed petitions for judicial review of the EPA’s final rule.
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
In August 2014, environmental groups filed a lawsuit seeking to force the EPA to issue regulations under CERCLA requiring several industry categories, including the electric power generation industry, to maintain evidence of financial responsibility for managing hazardous substances. The lawsuit follows the EPA’s 2009 advance notice of proposed rulemaking in which the agency identified plans to develop, as necessary, financial responsibility requirements for electric power generation facilities and three other industry categories.
Federal Regulation of Greenhouse Gases. On June 2, 2014, the EPA issued a proposed rule to reduce CO2 emissions from existing fossil-fuel EGUs. The proposal, known as the Clean Power Plan, would not directly establish emission rates for fossil-fuel EGUs, but instead would require states to meet state-specific CO2 emissions rate targets (expressed as weighted-average pounds of CO2 per net MWh), beginning with an interim rate in 2020 and a final rate to be achieved by 2030. Overall, the EPA expects the proposal would reduce CO2 emissions from the power generation sector by 30 percent nationwide from 2005 levels.

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
On June 2, 2014, the EPA also issued proposed CO2 emission standards for modified and reconstructed power plants. For modified utility boilers and IGCC units, the EPA proposed two alternatives standards. Under the first alternative, modified sources would be required to meet a limit determined by the unit’s best historical annual CO2 emission rate since 2002, plus an additional two percent reduction. However, the limit would be no lower than 1,900 lbs CO2/MWh for sources with heat input greater than 2,000 MMBtu/hr or 2,100 lbs CO2/MWh for sources with heat input less than or equal to 2,000 MMBtu/hr. Under the second alternative, the applicable emissions limit would depend on when the modification occurs. If the source is modified before it becomes subject to a Clean Power Plan, the first alternative identified above would apply. If the source is modified after it becomes subject to a Clean Power Plan, the source must meet a unit-specific limit determined by the implementing authority based on the results of an energy efficiency improvement audit. The proposed CO2 emission standard for reconstructed utility boilers and IGCC units is 1,900 lbs CO2/MWh for sources with heat input greater than 2,000 MMBtu/hr or 2,100 lbs CO2/MWh for sources with a lower heat input. The proposed standard for modified or reconstructed natural gas fired stationary combustion turbines is identical to the proposed NSPS for such units (e.g., 1,000 lbs CO2/MWh-gross).
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
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2013 for detailed disclosures about market risk. There have been no changes in our market risk exposures and how those exposures are managed during the nine months ended September 30, 2014.
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2014.

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

ILLINOIS POWER GENERATING COMPANY

Date:	November 12, 2014	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer (Principal Financial Officer)