Form 10-K
period 2014-12-31
Illinois Power Generating Co
filed 2015-03-24
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

ILLINOIS POWER GENERATING COMPANY
(Exact name of registrant as specified in its charter)

Commission File Number	State of Incorporation	I.R.S. Employer Identification No.
333-56594	Delaware	37-1395586

601 Travis, Suite 1400
Houston, Texas		77002
(Address of principal executive offices)		(Zip Code)
(713) 507-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section12(b) of the Act: None.
Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒
No ☐
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, all 2,000 shares of the registrant’s common stock were held by its parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.
As of March 23, 2015, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were held by its parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

PART I
Definitions
Unless the context indicates otherwise, throughout this report, the terms “Genco,” “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Illinois Power Generating Company and its direct and indirect subsidiaries. When appropriate, subsidiaries of Genco are named specifically as we discuss their various business activities. Further, as used in this Form 10-K, the abbreviations contained herein have the meanings set forth below.

AER Acquisition	December 2, 2013 acquisition of New AER and its subsidiaries by IPH, including EEI and Genco
CT	Combustion turbine electric facility used primarily for peaking capacity
DOE	Department of Energy
EGU	Electric Generating Units
ELG	Effluent Limitation Guidelines
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GW	Gigawatt
HAPs	Hazardous Air Pollutants, as defined by the Clean Air Act
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated Gasification Combined Cycle
IPCB	Illinois Pollution Control Board
IRC	Internal Revenue Code
ISO	Independent System Operator
IUOE	International Union of Operating Engineers
LMP	Locational Marginal Pricing
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
Money pool
Borrowing agreement among Ameren’s non-state regulated businesses to coordinate and provide for certain short-term cash and working capital requirements. This agreement was terminated in connection with the AER Acquisition.

Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt Hour
NERC	North American Electric Reliability Corporation
NM	Not meaningful
OTC	Over-the-counter
PJM	PJM Interconnection, LLC
PRIDE	Producing Results through Innovation by Dynegy Employees
PSA	Power Supply Agreement with respect to each of Illinois Power Generating Company and Illinois Power Resources Generating, LLC, or Power Sales Agreement with respect to Electric Energy, Inc.
RCRA	Resource Conservation and Recovery Act of 1976
RPM	Reliability Pricing Model
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Transaction Agreement	The March 14, 2013 agreement between Ameren and IPH to divest New AER to IPH

Item 1.    Business
THE COMPANY
We are an electric generation subsidiary of Illinois Power Resources, LLC (“IPR”), which is an indirect wholly-owned subsidiary of Dynegy Inc. (“Dynegy”). We are headquartered in Houston, Texas and were incorporated in Illinois in March 2000. We own and operate a merchant generation business in Illinois. We have an 80 percent ownership interest in Electric Energy, Inc. (“EEI”), which we consolidate for financial reporting purposes. EEI operates merchant electric generation facilities in Illinois and FERC-regulated transmission facilities in Illinois and Kentucky. We also consolidate our wholly-owned subsidiary, Coffeen and Western Railroad Company, for financial reporting purposes.
Our revenues are determined by market conditions and contractual arrangements. As discussed below, we sell all of our power and capacity to Illinois Power Marketing Company (“IPM”) through PSAs. IPM attempts to optimize the value of our available generation capacity and energy and to mitigate risks through wholesale and bilateral sales of capacity and energy, retail sales in the non-rate-regulated Illinois market, participation in structured capacity market auctions in MISO and PJM and financial hedging transactions, including options and other derivatives. Please read Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 and Note 11—Related Party Transactions for further discussion.
Genco, exclusive of EEI, has a PSA with IPM, whereby it agreed to sell and IPM agreed to purchase all of the capacity and energy available from its generation fleet. Illinois Power Resources Generating, LLC (“IPRG”), a related party, has entered into a similar PSA with IPM. Under these PSAs, IPM revenues are allocated between Genco and IPRG based on reimbursable expenses and generation of each entity. Each PSA will continue through December 31, 2022, and from year to year thereafter. Either party to the respective PSA may elect to terminate the PSA by providing the other party with no less than six months advance written notice.
EEI also has a PSA with IPM, whereby EEI agreed to sell and IPM agreed to purchase the capacity and energy available from EEI’s generation fleet. The price that IPM pays for capacity is set annually based upon prevailing market prices. IPM pays spot market prices for the associated energy. In addition, EEI may at times purchase energy from IPM to fulfill obligations to a nonaffiliated party. The PSA will continue through December 31, 2022. Either party to the PSA may elect to terminate the PSA by providing the other party with no less than six months advance written notice. Please read Note 11—Related Party Transactions for further discussion on the power supply agreements.
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
Our Power Generation Portfolio
Our generating facilities are as follows:

Facility	Total Net Generating Capacity (MW)(1)	Primary Fuel Type	Dispatch Type	Location	Region
Coffeen	915	Coal	Baseload	Montgomery County, IL	MISO
Joppa/EEI (2)	802	Coal	Baseload	Joppa, IL	MISO
Newton	1,230	Coal	Baseload	Jasper County, IL	MISO
Total Fleet Capacity (3)	2,947
__________________________________________

(1)	Unit capabilities are based on winter capacity. We have not included units that have been retired or are out of operation.

(2)	This represents our proportionate share based upon our 80 percent ownership interest in this facility.

(3)	We have transmission rights into PJM for certain of our plants and, therefore, also offer power and capacity into PJM.
Business Strategies
Our business strategy is to create value through the optimization of our generation facilities, cost structure and financial resources.
Customer Focus. Our commercial outreach, executed by IPM through our PSAs, focuses on the needs of the customers and constituents we serve, including the end-use and wholesale customer, our market channel partners and the government agencies and regulatory bodies that represent the public interest. The insight provided through these relationships will influence our decisions aimed at meeting customer needs while optimizing the value of our business.
We operate in a complex and highly-regulated environment with multiple federal, state and local stakeholders, such as legislators, government agencies, industry groups, consumers and environmental advocates. We work with these stakeholders to encourage reasonable regulations, constructive market designs and balanced environmental policies. Our regulatory strategy includes a continuous process of advocacy, visibility, education and engagement. The ultimate goal is to find solutions that provide a reasonable return on investment, while providing safe, reliable, cost-effective and environmentally-compliant generation for the communities we serve.
Continuous Improvement.  We are committed to operating all of our facilities in a safe, reliable, cost-efficient and environmentally compliant manner. We continue to invest in flue gas desulfurization systems at our Newton facility. We will continue to invest to maintain and improve the safety, reliability and efficiency of the fleet.
Capital Allocation.  The power industry is a capital intensive, cyclical commodity business with significant commodity price volatility. As such, it is imperative to build and maintain a balance sheet with manageable debt levels supported by a flexible and diverse liquidity program. Our ongoing capital allocation priorities, first and foremost, are to make the necessary capital investments to maintain the safety and reliability of our fleet and to comply with environmental rules and regulations. Capital allocation decisions are generally based on alternatives that provide the highest risk adjusted rates of return.
Company Developments
On December 2, 2013, we were acquired by Illinois Power Holdings, LLC (“IPH”), an indirect wholly owned subsidiary of Dynegy. In connection with the AER Acquisition, Ameren Corporation (“Ameren”) retained certain historical obligations of Ameren Energy Resources Company (“AER”) and its subsidiaries, including certain historical environmental and tax liabilities. We did not apply “push-down accounting” as a result of the AER Acquisition which would require the adjustment of assets and liabilities to fair value recognized by Dynegy to be shown in our consolidated financial statements. Our approximately $825 million in aggregate principal amount of long-term notes remain outstanding as an obligation of Genco.
On March 28, 2012, we entered into a put option agreement with Ameren Energy Resources Generating Company (“AERG”), which gave us the option to sell to AERG the Elgin, Gibson City and Grand Tower gas-fired facilities (the “Gas-Fired Facilities”). Our original put option agreement with AERG was novated and amended such that the rights and obligations of AERG under the agreement were assigned to and assumed by Ameren Energy Medina Valley Cogen, LLC (“Medina Valley”) (the “Put Option”). On March 14, 2013, Ameren entered into the Transaction Agreement, which was completed on December 2, 2013 (the “Acquisition Date”). Immediately prior to Ameren’s entry into the Transaction Agreement with IPH on March 14, 2013, we exercised our option under the Put Option agreement with Medina Valley and received an initial payment of $100 million for the then pending sale of the Gas-Fired Facilities to Medina Valley. On October 11, 2013, Ameren received FERC approval for the divestiture of New Ameren Energy Resources, LLC (“New AER”) to IPH and our sale of the Gas-Fired Facilities to Medina Valley. Immediately after receipt of FERC approval, we completed the sale of these Gas-Fired Facilities to Medina Valley and received additional after-tax cash proceeds of approximately $38 million. Medina Valley entered into an agreement to sell the Gas-Fired Facilities to Rockland Capital (the “Rockland Agreement”). The sale of the Gas-Fired Facilities to an affiliate of Rockland Capital closed on January 31, 2014. Under the Put Option, Medina Valley is obligated to pay us after-tax proceeds realized on the sale of the Gas-Fired Facilities in excess of $138 million within two years of January 31, 2014. The excess proceeds have been placed in escrow and are subject to change for purchase and sale obligations between Medina Valley and Rockland Capital.
MARKET DISCUSSION
Our fleet is comprised of three operating coal-fired power generation facilities located in Illinois with a total generating capacity of 2,947 MW. EEI operates its own balancing authority area and its own transmission facilities in southern Illinois and northern Kentucky. The EEI transmission system is directly connected to the transmission systems of MISO, the Tennessee Valley Authority (“TVA”) and Louisville Gas and Electric Company (“LGE”). EEI’s facilities are dispatched separately from those of

Genco.     All of these facilities, with the exception of Joppa, operate in MISO. Joppa, which is within the EEI control area, has the ability to sell power and capacity into MISO, TVA and LGE. We offer a portion of our generating capacity into the PJM market. We continue to expect that, over the longer-term, power and capacity pricing will improve as natural gas prices increase, marginal generating units retire, and more stringent environmental regulations force the retirement of power generation units that have not invested in environmental upgrades. As a result, we believe we are well positioned to benefit from higher power and capacity prices in the Midwest.
NERC Regions, RTOs and ISOs.  Genco and EEI are members of SERC Reliability Corporation (“SERC”). SERC is responsible for the bulk electric power supply system in all or portions of Missouri, Illinois, Arkansas, Kentucky, Tennessee, North Carolina, South Carolina, Georgia, Mississippi, Alabama, Louisiana, Virginia, Florida, Oklahoma, Iowa and Texas. As a result of the Energy Policy Act of 2005, owners and operators of the bulk electric power system are subject to mandatory reliability standards promulgated by NERC and its regional entities, such as SERC, which are enforced by FERC. Genco and EEI must comply with these standards, which are in place to ensure the reliability of the bulk electric power system.
In discussing our business, we often refer to NERC regions. The NERC and its regional reliability entities were formed to ensure the reliability and security of the electricity system. The regional reliability entities set standards for reliable operation and maintenance of power generation facilities and transmission systems. For example, each NERC region establishes a minimum operating reserve requirement to ensure there is sufficient generating capacity to meet expected demand within its region. Each NERC region reports seasonally and annually on the status of generation and transmission in such region.
Separately, RTOs and ISOs administer the transmission infrastructure and markets across a regional footprint in most of the markets in which we operate. They are responsible for dispatching all generation facilities in their respective footprints and are responsible for both maximum utilization and reliable and efficient operation of the transmission system. RTOs and ISOs administer energy and ancillary service markets in the short term, usually day-ahead and real-time markets. Several RTOs and ISOs also ensure long-term planning reserves through monthly, semi-annual, annual and multi-year capacity markets. MISO and PJM, which oversee most of the wholesale power markets in which we operate, currently impose, and will likely continue to impose, both bid and price limits. They may also enforce caps and other mechanisms to guard against the exercise of market dominance in these markets. NERC regions and RTOs/ISOs often have different geographic footprints, and while there may be geographic overlap between NERC regions and RTOs/ISOs, their respective roles and responsibilities do not generally overlap.
In RTO and ISO regions with centrally dispatched market structures, all generators selling into the centralized market receive the same price for energy sold based on the bid price associated with the production of the last MWh that is needed to balance supply with demand within a designated zone or at a given location. Different zones or locations within the same RTO/ISO may produce different prices respective to other zones within the same RTO/ISO due to transmission losses and congestion. For example, a less efficient and/or less economical natural gas-fired unit may be needed in some hours to meet demand. If this unit’s production is required to meet demand on the margin, its bid price will set the market clearing price that will be paid for all dispatched generation in the same zone or location (although the price paid at other zones or locations may vary because of transmission losses and congestion), regardless of the price that any other unit may have offered into the market. In RTO and ISO regions with centrally dispatched market structures and location-based marginal price clearing structures (such as PJM and MISO), generators will receive the location-based marginal price for their output. The location-based marginal price, absent congestion, would be the marginal price of the most expensive unit needed to meet demand. In regions that are outside the footprint of RTOs/ISOs, prices are determined on a bilateral basis between buyers and sellers.
Reserve Margins. RTOs and ISOs are required to meet NERC planning and resource adequacy standards.  The reserve margin, which is the amount of generation resources in excess of peak load, is a measure of resource adequacy and is also used to assess the supply-demand balance of a region.  RTOs and ISOs use various mechanisms to help market participants meet their planning reserve margin requirements.  Mechanisms range from centralized capacity markets administered by the ISO to unstructured markets where entities fulfill their requirements through a combination of long and short-term bilateral contracts between individual counterparties and self-generation.
RTO/ISO Discussion
MISO. The MISO market includes all of Iowa, Minnesota, North Dakota and Wisconsin and portions of Michigan, Kentucky, Indiana, Illinois, Missouri, Arkansas, Mississippi, Texas, Louisiana, Montana, South Dakota and Manitoba, Canada. All of our facilities operate in MISO.
The MISO energy market is designed to ensure that all market participants have open-access to the transmission system on a non-discriminatory basis. MISO, as an independent RTO, maintains functional control over the use of the transmission system to ensure transmission circuits do not exceed their secure operating limits and become overloaded. MISO operates day-ahead and real-time energy markets using a LMP system which calculates a price for every generator and load point within MISO. This market is transparent, allowing generators and load serving entities to see real-time price effects of transmission constraints and the impacts of congestion at each pricing point. An independent market monitor is responsible for evaluating the performance of the markets and identifying conduct by market participants or MISO that may compromise the efficiency or distort the outcome of the markets.
The MISO’s tariff provisions provide for a full planning year capacity product (June 1 - May 31) and recognize zonal deliverability capacity requirements. We anticipate that the potential retirement of marginal MISO coal capacity due to poor economics or expected environmental mandates and confirmed future capacity exports from MISO to PJM will affect MISO capacity and energy pricing for future planning years.
PJM.  The PJM market includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.
PJM administers markets for wholesale electricity and provides transmission planning for the region, utilizing a similar LMP system as described in MISO above. PJM operates day-ahead and real-time markets into which generators can bid to provide energy and ancillary services. PJM also administers a forward capacity auction, the RPM, which establishes long-term markets for capacity.
PJM, like MISO, dispatches power plants to meet system energy and reliability needs, and settles physical power deliveries at LMPs. This value is determined by an ISO-administered auction process. The ISO-administered LMP energy markets consist of two separate and characteristically distinct settlement time frames, both of which are financially settled. The first is a day-ahead market and the second is a real-time dispatch and balancing market. Prices paid in these LMP energy markets, however, are affected by, among other things, (i) market mitigation measures, which can result in lower prices associated with certain generating units that are mitigated by shifting to a cost curve because they are deemed to have the potential to exercise locational market power, and (ii) the existing $1,000/MWh energy market price caps that are in place. PJM has also filed with FERC a proposal for “capacity performance” rules to be phased in beginning Planning Year 2015-2016. These rules are designed to improve system reliability, and include penalties for underperforming units and rewards for overperforming units during shortage events.
Contracted Capacity and Energy
MISO. We commercialize our assets through a combination of physical participation in the MISO markets (as described above), bilateral physical and financial power sales and fuel and capacity contracts. Capacity revenues consist of revenues billed to a third party at either the market or a negotiated contract price for making installed generation capacity available in order to satisfy system integrity and reliability requirements.
PJM. We commercialize a portion of our assets into the PJM markets (as described above) through bilateral physical and financial power sales and fuel and capacity contracts. Capacity revenues occur mainly through participation in the structured forward capacity market auctions.
Reserve Margins
MISO. The MISO Planning Reserve Margin was 14 percent for Planning Year 2013-2014. The actual Reserve Margin was 22.4 percent. MISO has forecasted reserve margins of 16.6 percent for Planning Year 2015-2016, 11.5 percent for Planning Year 2016-2017, 12.3 percent for Planning Year 2017-2018, 10.6 percent for Planning Year 2018-2019 and 9.0 percent for Planning Year 2019-2020.
PJM.  The installed reserve margin requirement is reviewed by PJM on an annual basis and is 15.9 percent for Planning Years 2013-2014 to 2014-2015. PJM has forecasted reserve margins based on deliverable capacity of 21.4 percent for Planning Year 2015-2016, 20.2 percent for Planning Year 2016-2017, 19.1 percent for Planning Years 2017-2018 and 2018-2019 and 17.9 percent for Planning Year 2019-2020.
Coal Supply
We have long-term agreements in place to purchase a portion of the coal we need and to transport it to our facilities. We expect to enter into additional contracts to purchase coal from time to time. We procure coal based on our expected coal requirement needs. Our facilities burned 11.5 million tons of coal in 2014. Please read Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk for further discussion about our coal supply contracts.
During 2014, a majority of our coal was purchased from the Powder River Basin (“PRB”) in Wyoming. From time to time we may purchase coal from the Illinois Basin. In the past, deliveries from the PRB have occasionally been restricted because of rail congestion and maintenance, extreme weather and derailments. As of December 31, 2014, coal inventories were near our targeted levels. Disruptions in coal deliveries could cause us to pursue a strategy that could include reducing sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
Other
Market-Based Rates. Our ability to charge market-based rates for wholesale sales of electricity, as opposed to cost-based rates, is governed by FERC. Genco and EEI have been granted market-based rate authority for wholesale power sales.
Every three years, FERC conducts a review of our market-based rates and potential market power on a regional basis (known as the triennial market power review). In December 2014, we filed a market power update with FERC for our assets.
ENVIRONMENTAL MATTERS
Our business is subject to extensive federal, state and local laws and regulations concerning environmental matters, including the discharge of materials into the environment. We are committed to operating within these laws and regulations and conducting our business in an environmentally responsible manner. The environmental, legal and regulatory landscape is subject to change and has become more stringent over time. The process for acquiring or maintaining permits or otherwise complying with applicable rules and regulations may create unprofitable or unfavorable operating conditions or require significant capital and operating expenditures. Further, changes to interpretations of existing regulations may subject historical maintenance, repair and replacement activities at our facilities to claims of noncompliance.
The following is a summary of (i) the material federal, state and local environmental laws and regulations applicable to us and (ii) certain pending judicial and administrative proceedings related thereto.  Compliance with these environmental laws and regulations and resolution of these various proceedings may result in increased capital expenditures and other environmental compliance costs, increased operations and maintenance expenses, increased Asset Retirement Obligations (“AROs”), and the imposition of fines and penalties, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.  In addition, if we are required to incur significant additional costs or expenses to comply with applicable environmental laws or to resolve a related proceeding, the incurrence of such costs or expenses may render continued operation of a plant uneconomical such that we may determine, subject to applicable laws and any applicable financing or other agreements, to reduce the plant’s operations to minimize such costs or expenses or cease to operate the plant completely to avoid such costs or expenses.  Unless otherwise expressly noted in the following summary, we are not currently able to reasonably estimate the costs and expenses, or range of the costs and expenses, associated with complying with these environmental laws and regulations or with resolution of these judicial and administrative proceedings.  For additional information regarding our pending environmental judicial and administrative proceedings, please read Note 13—Commitments and Contingencies for further discussion.
    Our expenditures related to the protection of the environment were approximately $23 million in 2014. We estimate that our total expenditures for environmental compliance in 2015 will be approximately $20 million.
The Clean Air Act
The Clean Air Act (“CAA”) and comparable state laws and regulations relating to air emissions impose various responsibilities on owners and operators of sources of air emissions, which include requirements to obtain construction and operating permits, pay permit fees, monitor emissions, submit reports and compliance certifications, and keep records. The CAA requires that fossil-fueled electric generating plants have sufficient emission allowances to cover actual sulfur dioxide (“SO2”) emissions and in some regions nitrogen oxide (“NOx”) emissions and that they meet certain pollutant emission standards as well.
In order to ensure continued compliance with the CAA and related rules and regulations, we have installed and operate or are installing equipment designed to reduce emissions of mercury, NOx, SO2 and particulate matter. We operate two scrubbers at the Coffeen facility to control SO2 emissions. Two additional scrubbers are being constructed at the Newton facility. Each of our generating facilities utilizes electrostatic precipitators for the control of particulate matter emissions, activated carbon injection or mercury oxidation systems for the control of mercury emissions, and selective catalytic reduction systems and/or low-NOx burners and/or overfire air systems on all units to control NOx emissions. All of our facilities also use low sulfur coal exclusively, which goes through a refined coal process to further reduce NOx and mercury emissions.
Cross-State Air Pollution Rule. The Cross-State Air Pollution Rule (“CSAPR”) imposes cap-and-trade programs within each affected state that cap emissions of SO2 and NOx at levels estimated to eliminate that state’s contribution to nonattainment with, or interference with maintenance of attainment status by down-wind areas with respect to, the National Ambient Air Quality Standards (“NAAQS”) for fine particulate matter (PM2.5) and ozone. Under the CSAPR, our generating facilities are subject to cap-and-trade programs capping emissions of NOx from May 1 through September 30 and capping emissions of SO2 and NOx on an annual basis. The requirements applicable to SO2 emissions from EGUs in Illinois will be implemented in two stages with existing EGUs allocated fewer SO2 emission allowances in the second phase.

As a result of various judicial proceedings, including review by the U.S. Supreme Court in 2014, CSAPR Phase I did not take effect until January 1, 2015 for the annual SO2 and NOx programs, with the ozone-season NOx program to begin May 1, 2015. CSAPR Phase 2 will begin in 2017. Judicial challenges to the CSAPR remain pending in the U.S. Court of Appeals for the District of Columbia Circuit.
Based on our current projections of emissions for 2015, we anticipate that our facilities have an adequate number of allowances allocated in 2015 under the CSAPR to cover emissions.
Mercury and Air Toxic Standards. The EPA’s Mercury and Air Toxic Standards (“MATS”) rule for EGUs, which was issued in 2011, established numeric emission limits for mercury, non-mercury metals (filterable particulate may be used as a surrogate), and acid gases (hydrogen chloride may be used as a surrogate, with SO2 as an optional surrogate for coal-fired units using flue gas desulfurization; oil-fired units also would be subject to a hydrogen fluoride limit), and work practice standards for organic HAPs. Compliance with the MATS rule is required by April 16, 2015, unless an extension is granted in accordance with the CAA. The U.S. Supreme Court is expected to issue a decision by summer 2015 addressing whether the EPA, in adopting the MATS rule, unreasonably refused to consider costs in determining the appropriateness of regulating HAPs emitted by EGUs.
Given the air emission controls already employed, we expect that each of our facilities will be in compliance with the MATS rule emission limits without the need for significant additional capital investment. We continue to monitor the performance of our units and evaluate approaches to optimize compliance strategies.
The EPA revised the MATS rule in November 2014 to require installation and operation of extensive startup and shutdown monitoring instrumentation. Because installation of such instrumentation by April 2015 would not be possible, we filed MATS extension requests regarding the startup and shutdown instrumentation requirements for each of our facilities. However, in January 2015, the EPA proposed to correct its November 2014 MATS rule revisions in a manner that, if adopted, would eliminate the need for our startup and shutdown instrumentation extension requests.
NAAQS. The CAA requires the EPA to regulate emissions of pollutants considered harmful to public health and the environment. The EPA has established NAAQS for six such pollutants, including ozone, SO2 and PM2.5, and is required to review periodically and, as necessary, update such standards. Each state is responsible for developing a plan that will attain and maintain the NAAQS. These plans may result in the imposition of emission limits on our facilities.
In November 2014, the EPA proposed to strengthen the ozone NAAQS, with final action expected to be taken by October 2015. The EPA would make attainment/nonattainment designations for any revised ozone NAAQS by October 2017. In addition, several northeast and mid-Atlantic states also have petitioned the EPA to add nine upwind states, including Illinois, to the Ozone Transport Region in order to force those states to reduce emissions of NOx and volatile organic compounds. The EPA is required to act on the petition by June 2015.
In 2013, the EPA issued a final rule designating one-hour SO2 NAAQS nonattainment areas based on existing ambient monitoring data. None of our facilities are located in areas that were initially designated nonattainment by the EPA. The EPA issued a proposed rule in 2014 that would require states to characterize air quality for purposes of the one-hour SO2 NAAQS using either ambient air quality measured at monitors or modeling of source emissions. The EPA would use that data in two future rounds of area designations in 2017 and 2020. In March 2015, a federal court approved a consent decree that requires the EPA, by July 2016, to designate as nonattainment those areas that have monitored violations of the one-hour SO2 NAAQS based on air quality monitoring in the preceding three full calendar years and also issue designations for any areas that contained high-emitting SO2 sources in 2012 and have not been announced for retirement. Areas designated nonattainment must achieve attainment no later than five years after initial designation.
The EPA adopted a revised, more stringent NAAQS for fine particulate matter in 2012. States must develop control measures designed to reduce the emission of fine particulate matter below required levels to achieve compliance with the new standard. In December 2014, the EPA designated the entire state of Illinois as unclassifiable for the 2012 PM2.5 NAAQS because insufficient quality assured monitoring data existed to assess compliance. The EPA will assess data for unclassifiable areas as they become available and promulgate initial area designations through separate rulemaking action. In general, the earliest attainment deadlines would be approximately no later than six years after designation.
The EPA is expected to take final action in May 2015 on a proposed rule that would eliminate existing exclusions in the state implementation plans (“SIPs”) of many states, including Illinois, for emissions during periods of startup, shutdown or malfunction. If adopted, states would be required to modify their SIPs within 18 months.
IPH Variance. In 2007, our facilities elected to demonstrate compliance with the Illinois Multi-Pollutant Standards (“MPS”). The MPS requires compliance with NOx, SO2 and mercury emissions limits. For our facilities, the MPS imposes declining limits that started in 2009 for mercury and in 2010 for NOx and SO2. Compliance with the MPS’ final SO2 limit is required to begin in 2017. The IPCB granted IPH a variance, which provides additional time for economic recovery and related power price improvements necessary to support the installation of flue gas desulfurization (i.e. scrubber) systems at the Newton facility such that the IPH coal-fired fleet in Illinois can meet the MPS system-wide SO2 limit. The IPCB approved the proposed plan to restrict SO2 emissions through 2014 to levels lower than those required by the MPS to offset any environmental impact from the variance. The IPCB’s order also requires that Genco achieve a schedule of milestones for completion of various aspects of the installation of the Newton scrubber systems. The first milestone requires the completion of engineering design by July 2015, while the last milestone requires major equipment components being placed into final position on or before September 1, 2019. The variance also requires additional environmental protections in the form of enforceable commitments to cap the IPH system’s SO2 emissions by December 31, 2020, retire IPRG’s Edwards Unit 1 as soon as permitted by the MISO, and, during the variance period, use only low sulfur coal at our Newton and Joppa facilities and IPRG’s Edwards facility and maintain operation of the existing scrubbers at our Coffeen facility and IPRG’s Duck Creek facility to achieve a 98 percent annual average SO2 removal rate.
In January 2014, an environmental group filed a petition in the Illinois Fourth District Appellate Court seeking review of the IPCB’s November 2013 decision and order granting the variance relief. We believed the petition for review was without merit and IPH filed a Motion to Dismiss. On February 24, 2014, the Fourth District Appellate Court granted the motion and dismissed the appeal. The environmental group then petitioned for leave to appeal the Appellate Court’s decision with the Illinois Supreme Court, which we opposed. On September 24, 2014, the Illinois Supreme Court denied the petition for leave to appeal.
New Source Review. Since 1999, the EPA has been engaged in a nationwide enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the New Source Review and New Source Performance Standard (“NSPS”) provisions under the CAA when the plants implemented modifications. The EPA’s initiative focuses on whether projects performed at power plants triggered various permitting requirements, including the need to install pollution control equipment.
Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the CAA. The requests sought detailed operating and maintenance history data with respect to our Coffeen, Newton and Joppa facilities. In August 2012, the EPA issued a Notice of Violation alleging that projects performed in 1997, 2006 and 2007 at the Newton facility violated Prevention of Significant Deterioration (“PSD”), Title V permitting and other requirements. We believe our defenses to the allegations described in the Notice of Violation are meritorious. A decision by the U.S. Court of Appeals for the Seventh Circuit in 2013 held that similar claims older than five years were barred by the statute of limitations. If not overturned, this decision may provide an additional defense to the allegations in our Newton facility Notice of Violation. Please read Note 13—Commitments and Contingencies for further discussion.
The Clean Water Act
Cooling Water Intake Structures. In May 2014, the EPA issued its final rule for cooling water intake structures at existing facilities. The final rule establishes seven alternatives for complying with the best technology available (“BTA”) requirement for reducing impingement mortality, including modified traveling screens, closed-cycle cooling, a numeric impingement standard, or a site-specific determination. For entrainment, the Illinois EPA is required to establish a case-by-case standard considering several factors, including social costs and benefits. The rule does not require closed-cycle cooling and provides that closed-cycle cooling includes impoundments in waters of the United States that were created for the purpose of serving as part of a cooling water system. The rule also includes provisions to address endangered and threatened species. Compliance with the final rule’s entrainment and impingement mortality standards is required as soon as practicable, but will vary by site depending on several different factors, including determinations made by the Illinois EPA and the timing of renewal of a facility’s National Pollutant Discharge Elimination System (“NPDES”) permit. Various environmental groups and industry groups filed petitions for judicial review of the EPA’s final rule.
Our ultimate compliance approach with the final rule at any particular facility will depend on numerous factors, including implementation by the Illinois EPA, the results of technology, biological and other required studies, and the applicable compliance deadline. At this time, based on our initial review of the EPA’s final rule, we estimate the capital cost of our compliance will require an average of approximately $7 million annually over a five-year compliance period beginning in the 2020 timeframe. This estimate assumes that cooling towers are not required at any of our facilities. Our estimate could change significantly depending on a variety of factors, including site-specific determinations made by the Illinois EPA in implementing the final rule and the results of site-specific engineering studies.
Effluent Limitation Guidelines. In 2013, the EPA proposed revisions to the ELG for steam electric power generation units. The proposed rule would establish new or additional requirements for wastewater streams associated with steam EGU processes and byproducts, including flue gas desulfurization (i.e., scrubbers), fly ash, bottom ash, flue gas mercury control and non-chemical metal cleaning. The proposed rule identifies four preferred options for regulation of discharges from existing sources, with the options differing in the number of waste streams covered, the size of the units controlled and the stringency of the controls to be imposed. As proposed, the new ELG requirements would be phased in between 2017 and 2022. The EPA is expected to take final action on the proposal in September 2015 and intends to align the ELG rule with its related Coal Combustion Residuals

(“CCR”) rule. Depending on the regulatory option the EPA adopts in its final ELG rule, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. Please read “Coal Combustion Residuals—EPA CCR Rule” below for further discussion.
Other CWA Initiatives. The requirements applicable to water quality are expected to increase in the future. A number of efforts are under way within the EPA to evaluate water quality criteria for parameters associated with the by-products of fossil fuel combustion. These parameters relate primarily to arsenic, mercury and selenium.
In addition, in March 2014, the EPA and the U.S. Army Corps of Engineers released a proposed rule that would define the term “waters of the United States,” which is used to determine the jurisdictional reach of the CWA. A final rule is anticipated in 2015.
Coal Combustion Residuals
EPA CCR Rule. In December 2014, the EPA issued its final rule addressing CCR. The final rule regulates CCR as a non-hazardous waste under Resource Conservation and Recovery Act (“RCRA”) subtitle D, but defers a final determination on whether regulation of CCR as a hazardous waste is necessary until additional information is available. The rule, which will become effective six months after publication in the Federal Register, establishes requirements for existing and new CCR landfills and surface impoundments as well as inactive CCR surface impoundments. The requirements include location restrictions, structural integrity criteria, groundwater monitoring, operating criteria, liner design criteria, closure and post-closure care, recordkeeping and notification. Inactive CCR surface impoundments that are closed within three years would not be subject to any additional requirements under the rule. The final rule allows existing CCR surface impoundments to continue to operate for the remainder of their operating life, but generally would require closure if groundwater monitoring demonstrates that the CCR surface impoundment is responsible for exceedances of groundwater quality protection standards or the CCR surface impoundment does not meet location restrictions or structural integrity criteria. The deadlines for beginning and completing closure vary depending on several factors, including the ability to obtain extensions in certain circumstances. The final rule does not regulate CCRs that are beneficially used, but establishes a definition of beneficial use to distinguish between beneficial use and disposal.
The EPA’s final CCR rule is self-implementing, establishing minimum federal criteria that owners or operators of regulated CCR units must meet without the engagement of a state or federal regulatory authority. Affected facilities are required to notify the state of actions taken to comply with requirements of the rule and to maintain a publicly accessible internet site that will document the facility’s compliance with the rule’s requirements.
The EPA intends to align its forthcoming EGU ELG rule (expected in September 2015) with the CCR rule. We are currently evaluating the final CCR rule and the ELG proposal to determine whether current management of CCR, including beneficial reuse, and the use of the CCR surface impoundments should be altered. We are also evaluating the potential costs to comply with these regulations, which could be material. Our preliminary estimate is that the cost of our compliance with these rules would require an average of approximately $9 million annually over a five-year compliance period, in addition to the cost of compliance for closure of surface impoundments, which is addressed in our AROs. These costs could vary significantly depending upon a variety of factors, including detailed site-specific engineering analyses, interpretative issues concerning the CCR rule’s requirements, decisions regarding options available under the CCR rule, the outcome of anticipated litigation concerning the rule, possible federal legislation concerning CCR regulation, state adoption of CCR rules, and the requirements of the EPA’s final ELG rule.
IEPA Rulemaking. In October 2013, the Illinois EPA filed a proposed rulemaking with the IPCB that would establish processes governing monitoring, corrective action and closure of CCR surface impoundments at power generating facilities. We are participating in the rulemaking process. A final rule was expected to be adopted in late 2015. In January 2015, the Illinois EPA requested a 90-day stay of the rulemaking proceeding to consider the implications of the EPA final CCR rule.
Groundwater. Hydrogeologic investigations of the CCR surface impoundments have been performed at the Newton, Coffeen and Joppa facilities. Groundwater monitoring results indicate that the CCR surface impoundments at each of our facilities potentially impact onsite groundwater.
In 2012, the Illinois EPA issued violation notices with respect to groundwater conditions at the Newton and Coffeen facilities’ CCR surface impoundment. In February 2013, the Illinois EPA provided written notice that it may pursue legal action with respect to each of these matters through referral to the Illinois Office of the Attorney General. In addition, the Illinois EPA has issued a permit modification for the Newton facility’s active CCR landfill that requires us to perform assessment monitoring concerning previously reported groundwater quality standard exceedances and to submit the findings of that assessment, including proposed courses of action, in April 2015.
In April 2013, Ameren Energy Resources Company filed a proposed site-specific rulemaking with the IPCB which, if approved, would provide for the systematic and eventual closure of its surface impoundments that impact groundwater in exceedance of applicable groundwater standards. The proposed site-specific rulemaking, which now covers IPGC CCR surface impoundments, has been stayed to allow the Illinois EPA proposed rulemaking on power generating facility CCR surface impoundments to proceed. Please read Note 13—Commitments and Contingencies for further discussion.
Climate Change
For the last several years, there has been a robust public debate about climate change and the potential for regulations requiring lower emissions of greenhouse gas (“GHG”), primarily carbon dioxide (“CO2”) and methane. Power generating facilities are a major source of GHG emissions. The amounts of CO2e emitted from our facilities during any time period will depend upon their dispatch rates during the period. We believe that the focus of any federal program attempting to address climate change should include three critical, interrelated elements: (i) the environment, (ii) the economy and (iii) energy security.
We cannot confidently predict the final outcome of the current debate on climate change nor can we predict with confidence the ultimate requirements of proposed or anticipated federal and state legislation and regulations intended to address climate change. These activities, and the highly politicized nature of climate change, suggest a trend toward increased regulation of GHG that could result in a material adverse effect on our financial condition, results of operations and cash flows. Existing and anticipated federal and state regulations intended to address climate change may significantly increase the cost of providing electric power, resulting in far-reaching and significant impacts on us and others in the power generation industry over time. It is possible that federal and state actions intended to address climate change could result in costs assigned to GHG emissions that we would not be able to fully recover through market pricing or otherwise. If capital and/or operating costs related to compliance with regulations intended to address climate change become great enough to render the operations of certain plants uneconomical, we could, at our option and subject to any applicable financing agreements or other obligations, reduce operations or cease to operate such plants and forego such capital and/or operating costs.
Though we consider our largest risk related to climate change to be legislative and regulatory changes, we are subject to physical risks inherent in industrial operations including severe weather events such as hurricanes and tornadoes. To the extent that changes in climate effect changes in weather patterns (such as more severe weather events) or changes in river or lake levels where we have generating facilities, we could be adversely affected. To the extent that climate change results in changes in water levels, we would expect such effects to be gradual and amenable to structural mitigation during the useful life of the facilities. We could experience both risks and opportunities as a result of related physical impacts. For example, more extreme weather patterns such as a warmer summer or a cooler winter could increase demand for our products. However, we also could experience more difficult operating conditions in that type of environment. We maintain various types of insurance in amounts we consider appropriate for risks associated with weather events.
Federal Regulation of Greenhouse Gases.  The EPA has issued several rules concerning GHGs as directly relevant to our facilities since the U.S. Supreme Court’s 2007 decision in Massachusetts v. EPA, which held that GHGs meet the definition of a pollutant under the CAA and that regulation of GHG emissions is authorized by the CAA. In January 2010, the EPA rule requiring annual reporting of GHG emissions from all sectors of the economy went into effect. We have implemented processes and procedures to report our GHG emissions. In November 2010, the EPA issued PSD and Title V Permitting Guidance for Greenhouse Gases, which focuses on steam turbine and boiler efficiency improvements as a reasonable best available control technology (“BACT”) requirement for coal-fired EGUs. The EPA’s Tailoring Rule and Timing Rule phased in GHG emissions annual applicability thresholds for the PSD permit program and the Title V operating permit program beginning in January 2011. Application of the PSD program to GHG emissions will require implementation of BACT for new and modified major sources of GHG.
The EPA’s GHG rulemakings have had mixed results on judicial review. In 2012, in Coalition For Responsible Regulation, Inc. v. EPA, the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA’s 2009 finding that motor vehicle GHG emissions cause or contribute to air pollution that endangers the public health and welfare.  The court held that the EPA’s endangerment finding was not arbitrary and capricious notwithstanding scientific uncertainty and also dismissed challenges to the EPA’s Tailoring Rule and Timing Rule, deciding that the petitioners lacked standing to challenge those rules. In 2013, the court dismissed challenges to the EPA rules concerning incorporation of GHG requirements into PSD permit programs of state implementation plans, again finding that petitioners lacked standing. However, in June 2014, the U.S. Supreme Court decided Utility Air Regulatory Group v. EPA, holding that the EPA may not impose PSD or Title V permitting requirements on facilities based solely on emissions of GHGs. In doing so, the Court also invalidated the EPA’s Tailoring Rule, which had modified the CAA’s emissions permitting thresholds for PSD and Title V to account for GHGs, but concluded that the EPA may impose BACT requirements on GHG emissions if a facility is otherwise subject to BACT for emissions of other pollutants. The Court also determined that the EPA may establish a de minimis threshold below which BACT would not be required for GHG emissions, but left it open to the EPA to justify the appropriate threshold.
In June 2013, President Obama announced his Administration’s plan to address climate change. In accordance with the plan, in September 2013, the EPA re-proposed GHG NSPS for new EGUs (that were originally proposed in 2012), with separate emission standards (i.e. pounds of CO2 per MWh gross output) for natural gas-fired stationary combustion turbines and for fossil fuel-fired utility boilers and IGCC units. The proposed emission standards for fossil fuel-fired utility boilers and IGCC units are based on the performance of a new efficient coal unit implementing partial carbon capture and storage.
The Administration’s climate change plan also directed the EPA to develop carbon emission standards for existing EGUs. In June 2014, the EPA issued a proposed rule (the “Clean Power Plan”) to reduce CO2 emissions from existing EGUs. The proposed Clean Power Plan would not directly establish emission rates for fossil-fuel EGUs, but instead would require states to meet state-specific CO2 emissions rate targets (expressed as weighted-average pounds of CO2 per net MWh), beginning with an interim rate in summer 2020 and a final rate to be achieved by 2030. Overall, the EPA expects the proposal would reduce CO2 emissions from the power generation sector by 30 percent nationwide from 2005 levels.
Under the proposed Clean Power Plan, each state would be required to reduce CO2 emissions rates from fossil-fuel EGUs to varying degrees. The emission rate targets are based on each state’s unique mix of historical fossil-fuel EGU CO2 emissions and projected emissions, reflecting individual state regulatory programs such as renewable energy mandates and energy efficiency standards. The EPA intends for states to take the lead in determining how to reduce CO2 emissions. The proposed state-specific emissions targets are based on four approaches to CO2 reduction, namely, heat rate improvements at existing solid-fuel EGUs, greater use of natural gas in place of the most carbon intensive affected EGUs, greater use of low- or zero-carbon generation units, and demand side energy efficiency measures that reduce the amount of generation. States would choose how to meet their specific emissions targets and could do so by either meeting the specified target emissions rate or establishing an equivalent mass-based cap-and-trade program. States also would have the flexibility to comply using their own programs or by joining a multi-state approach to compliance. States generally would be required to submit implementation plans detailing their CO2 reduction plans by summer 2016.
Together with the proposed Clean Power Plan, the EPA also issued proposed CO2 emission standards for modified and reconstructed power plants. For modified utility boilers and IGCC units, the EPA proposed two alternative standards. Under the first alternative, modified sources would be required to meet a limit determined by the unit’s best historical annual CO2 emission rate since 2002, plus an additional two percent reduction. Under the second alternative, the applicable emissions limit would depend on when the modification occurs. If the source is modified before it becomes subject to a Clean Power Plan, the first alternative identified above would apply. If the source is modified after it becomes subject to a Clean Power Plan, the source must meet a unit-specific limit determined by the implementing authority based on the results of an energy efficiency improvement audit. The proposed standard for modified or reconstructed natural gas-fired stationary combustion turbines is identical to the proposed NSPS for such units (e.g., 1,000 lbs CO2/MWh-gross).
The EPA anticipates issuing final rules for the Clean Power Plan and new and modified/reconstructed power plants in mid-summer 2015. The EPA also has announced plans to propose a federal plan in summer 2015, with a final federal plan to be adopted in summer 2016, for meeting the Clean Power Plan goals that would apply in the event that a state does not submit an implementation plan or a submitted plan is rejected by the EPA. Legal challenges to the proposed Clean Power Plan are currently pending in the U.S. Court of Appeals for the District of Columbia Circuit. The court is anticipated to rule on those challenges in 2015.
We continue to analyze the EPA’s proposed rules to reduce EGU CO2 emissions, the potential impact on our power generation facilities, and how the proposals intersect with electricity market design. The nature and scope of CO2 emission reduction requirements that ultimately may be imposed on our facilities as a result of the EPA’s EGU CO2 reduction rulemakings are uncertain at this time, but may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.
Illinois. Illinois has participated in regional partnership initiatives, such as the Midcontinent States Environmental and Energy Regulators group, to explore implementation options regarding the EPA’s proposed Clean Power Plan. Illinois also is a signatory to the Midwest Greenhouse Gas Accord (“MGGA”), an agreement entered in 2007 by six states and one Canadian province to develop a market-based, multi-sector cap-and-trade program to achieve GHG reduction targets. Illinois had set a goal of reducing GHG emissions to 1990 levels by the year 2020, and to 60 percent below 1990 levels by 2050. The MGGA advisory group released a model rule in 2010, but implementation by the MGGA participants has not moved forward.
Remedial Laws
We are subject to environmental requirements relating to handling and disposal of toxic and hazardous materials, including provisions of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), RCRA and similar state laws. CERCLA imposes strict liability for contributions to contaminated sites resulting from the release of “hazardous substances” into the environment. Those with potential liabilities include the current or previous owner and operator of a facility and companies that disposed, or arranged for disposal, of hazardous substances found at a contaminated facility. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to public health or the environment and to seek recovery for costs of cleaning up hazardous substances that have been released and for damages to natural resources from responsible parties. Further, it is not uncommon for neighboring landowners and other affected parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. CERCLA or RCRA could impose remedial obligations with respect to a variety of our facilities and operations.
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
As a result of their age, a number of our facilities contain quantities of asbestos-containing materials, lead-based paint and/or other regulated materials. Existing state and federal rules require the proper management and disposal of these materials. We have developed a management plan that includes proper maintenance of existing non-friable asbestos installations and removal and abatement of asbestos-containing materials where necessary because of maintenance, repairs, replacement or damage to the asbestos itself.
COMPETITION
Demand for power may be met by generation capacity based on several competing generation technologies, such as natural gas-fired, coal-fired or nuclear generation, as well as power generating facilities fueled by alternative energy sources, including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat and solid waste sources. The power generation business is a regional business that is diverse in terms of industry structure. Our power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities, other energy service companies, including retail power companies, and financial institutions in the regions in which we operate. We believe that our ability to compete effectively in the power generation business will be driven in large part by our ability to achieve and maintain a low cost of production, primarily by managing fuel costs and providing reliable service to our customers. Our ability to compete effectively will also be impacted by various governmental and regulatory activities designed to reduce GHG emissions. For example, regulatory requirements for load-serving entities to acquire a percentage of their energy from renewable-fueled facilities will potentially reduce the demand for energy from coal-fired facilities such as those we own and operate.
SIGNIFICANT CUSTOMERS
Our revenues are primarily derived from the sales of our generation and capacity to IPM as described in Note 11—Related Party Transactions. Approximately 100 percent, 87 percent and 100 percent of our consolidated revenues were derived from sales to IPM for the years ended December 31, 2014, 2013 and 2012, respectively. No other customer represents greater than 10 percent of our consolidated revenues.
EMPLOYEES
At December 31, 2014, we had approximately 384 employees. We are currently a party to five different collective bargaining agreements.  Our collective bargaining agreements with IUOE Local 148 and IBEW Local 702, which represents approximately 296 physical and clerical employees at our Coffeen, Newton and Joppa facilities, expire on June 30, 2015.  We anticipate that we will successfully negotiate new agreements in the coming months.
Item 1A.    Risk Factors
FORWARD-LOOKING STATEMENTS
This Form 10-K includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” All statements included or incorporated by reference in this annual report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	beliefs and assumptions about weather and general economic conditions;

•	beliefs, assumptions and projections regarding the demand for power, generation volumes and commodity pricing, including natural gas prices and the timing of a recovery in natural gas prices, if any;

•
beliefs and assumptions about market competition, generation capacity and regional supply and demand characteristics of the wholesale and retail power markets, including the anticipation of plant retirements and higher market pricing over the longer term;

•	sufficiency of, access to and costs associated with coal inventories and transportation thereof;

•	the effects of, or changes to, MISO or PJM power and capacity procurement processes;

•
expectations regarding environmental matters, including costs of compliance, availability and adequacy of emission credits and the impact of ongoing proceedings and potential regulations or changes to current regulations, including those relating to climate change, air emissions, cooling water intake structures, coal combustion residuals, wastewater discharges, and other laws and regulations to which we are, or could become, subject;

•	beliefs about the outcome of legal, administrative, legislative and regulatory matters;

•	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	our ability to mitigate forced outage risk as we become subject to proposed capacity performance in PJM;

•	our ability to optimize our assets through targeted investment in cost effective technology enhancements;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	our access to necessary capital, including short-term credit and liquidity;

•	our assessment of our liquidity, including liquidity concerns which have resulted in limited access to third-party financing sources;

•	the inability of our counterparties and affiliates to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	expectations regarding our compliance with the unsecured notes indenture and any applicable financial ratios and other payments;

•	expectations regarding performance standards and capital and maintenance expenditures; and

•	the timing and anticipated benefits to be achieved through our company-wide improvement programs, including our PRIDE initiative.
Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond our control, including those set forth below.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Risks Related to the Operation of Our Business
Because we receive variable prices under our PSAs, we are subject to significant volatility, and in turn, our revenue and profitability are subject to wide fluctuations.
We receive variable prices under our PSAs. Consequently, there can be no assurance that we will be able to sell any or all of the electric energy, capacity or ancillary services from those facilities at commercially attractive rates or that our facilities will be able to operate profitably. We depend, in large part, upon prevailing market prices for power, capacity and fuel. Given the volatility of commodity prices, our revenues and profitability will be subject to volatility, and our financial condition, results of operations and cash flows could be materially adversely affected.
We may not have access to sufficient capital in the amounts and at the times needed.
Under the provisions of our indenture, we may not borrow additional funds from external, third-party sources if our interest coverage ratio is less than a specified minimum or if our leverage ratio is greater than a specified maximum. Throughout the year 2014, our interest coverage ratio was less than the specified minimum level required for external borrowings. As a result, our ability to borrow additional funds from external, third-party sources is restricted. The inability to raise debt or equity capital on favorable terms, or at all, could negatively affect our ability to maintain our current business operations, our ability to make principal payments on existing debt as it becomes due, as well as our ability to make any required capital investments. Any adverse change in our credit ratings may further reduce access to capital and may cause requests for additional collateral postings and prepayments.
Our costs of compliance with existing environmental requirements are significant, and costs of compliance with new environmental requirements or factors could materially adversely affect our financial condition, results of operations and cash flows.
Our business is subject to extensive and frequently changing environmental regulation by federal, state and local authorities. Such environmental regulation imposes, among other things, capital and operating expenditures, restrictions, liabilities and obligations in connection with the generation, handling, use, transportation, treatment, storage and disposal of substances and waste, including CCR, and in connection with spills, releases and emissions of various substances (including carbon emissions) into the environment, as well as environmental impacts associated with cooling water intake structures. Existing environmental laws and regulations may be revised or reinterpreted, new laws and regulations may be adopted or may become applicable to us or our facilities, and litigation or enforcement proceedings could be commenced against us. Proposals being considered by federal and state authorities (including proposals regarding cooling water intake structures and carbon) could, if and when adopted or enacted, require us to make substantial capital and operating expenditures or cause us to consider retiring certain of our facilities. If any of these events occur, our financial condition, results of operations and cash flows could be materially adversely affected.
Many environmental laws require approvals or permits from governmental authorities before construction, modification or operation of a power generation facility may commence. Certain environmental permits must be renewed periodically in order for us to continue operating our facilities. The process of obtaining and renewing necessary permits can be lengthy and complex and can sometimes result in the establishment of permit conditions that make the project or activity for which the permit was sought unprofitable or otherwise unattractive. Even where permits are not required, compliance with environmental laws and regulations can require significant capital and operating expenditures. We are required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits when we modify and operate our facilities. If there is a delay in obtaining any required environmental regulatory approvals or permits, if we fail to obtain any required approval or permit, or if we are unable to comply with the terms of such approvals or permits, the operation of our facilities may be interrupted or become subject to additional costs and/or legal challenges. Further, changes to interpretations of existing regulations may subject historical maintenance, repair and replacement activities at our facilities to claims of noncompliance. With the continuing trend toward stricter environmental standards and more extensive regulatory and permitting requirements, our capital and operating environmental expenditures are likely to be substantial and may significantly increase in the future. As a result, our financial condition, results of operations and cash flows could be materially adversely affected.
Our business is subject to complex government regulation. Changes in these regulations or in their implementation may affect costs of operating our facilities or our ability to operate our facilities, or increase competition, any of which would negatively impact our results of operations.
We are subject to extensive federal, state and local laws and regulations governing the generation and sale of energy commodities in each of the jurisdictions in which we have operations. Compliance with these ever-changing laws and regulations requires expenses (including legal representation) and monitoring, capital and operating expenditures. Potential changes in laws and regulations that could have a material impact on our business include: the introduction, or reintroduction, of rate caps or pricing constraints; increased credit standards, collateral costs or margin requirements, as well as reduced market liquidity, as a result of potential market regulation; or a variation of these. Furthermore, these and other market-based rules and regulations are subject to change at any time, and we cannot predict what changes may occur in the future or how such changes might affect any facet of our business.
The costs and burdens associated with complying with the increased number of regulations may have a material adverse effect on us if we fail to comply with the laws and regulations governing our business or if we fail to maintain or obtain advantageous regulatory authorizations and exemptions. Failure to comply with such requirements could result in the shutdown of any non-compliant facility, the imposition of fines, or civil or criminal liability. Moreover, increased competition within the sector resulting from potential legislative changes, regulatory changes or other factors may create greater risks to the stability of our power generation earnings and cash flows generally.
Competition in wholesale power markets, together with the age of certain of our generation facilities, may have a material adverse effect on our financial condition, results of operations and cash flows.
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
Profitable operation of our coal-fired generation facilities is highly dependent on coal prices and coal transportation rates.  We mitigate our price exposure to coal and related transportation by entering into short and long-term contracts. Transportation of coal can also be affected by rail equipment availability, extreme weather or natural disasters, each of which may slow or stop the delivery from the mine to the facility.
Further, any changes in the costs of PRB coal or transportation rates and changes in the relationship between such costs and the market prices of power will affect our financial results. If we are unable to procure fuel for physical delivery at prices we consider favorable, our financial condition, results of operations and cash flows could be materially adversely affected.
The concentration of our business in Illinois and the MISO market increases the effects of any adverse conditions in Illinois and MISO.
A substantial portion of our business is located in Illinois and MISO where 100 percent of our current plant capacity is located. Further, natural disasters in Illinois and changes in economic conditions in MISO, including changing demographics, congestion, or oversupply of or reduced demand for power, could have a material adverse effect on our financial condition, results of operations and cash flows.
Generally, we do not own or control transmission facilities required to sell the wholesale power from our generation facilities. If the transmission service is inadequate, our ability to sell and deliver wholesale power may be materially adversely affected. Furthermore, RTOs and ISOs administer the transmission infrastructure and market, which are subject to changes in structure and operation and imposes various pricing limitations. These changes and pricing limitations may affect our ability to deliver power to the market that would, in turn, adversely affect the profitability of our generation facilities.
With the exception of EEI, which owns and controls transmission lines interconnecting the Joppa facility in EEI’s control area to MISO, TVA and LGE, we do not own or control the transmission facilities required to sell the wholesale power from our generation facilities. If the transmission service from these facilities is unavailable or disrupted, or if the transmission capacity infrastructure is inadequate, our ability to sell and deliver wholesale power may be materially adversely affected. RTOs and ISOs provide transmission services, administer transparent and competitive power markets and maintain system reliability. Many of these RTOs and ISOs operate in the real-time and day-ahead markets in which we sell energy. The RTOs and ISOs that oversee most of the wholesale power markets impose price limitations, offer caps, capacity performance requirements, penalties and other mechanisms to guard against the potential exercise of market power in these markets. Price limitations and other regulatory mechanisms may adversely affect the profitability of our generation facilities that sell energy and capacity into the wholesale power markets. Problems or delays that may arise in the formation and operation of maturing RTOs and similar market structures, or changes in geographic scope, rules or market operations of existing RTOs, may also affect our ability to sell, the prices we receive or the cost to transmit power produced by our generating facilities. Market design as well as rules governing the various regional power markets may also change from time to time, which could materially adversely affect our financial condition, results of operations and cash flows.

Operation of power generation facilities involves significant risks customary to the power industry that could have a material adverse effect on our financial condition, results of operations and cash flows.
The ongoing operation of our facilities involves risks customary to the power industry that include the breakdown or failure of equipment or processes, operational and safety performance below expected levels and the inability to transport our product to customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of our business. Further, the majority of our facilities are older and require periodic upgrading and improvement. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures, could result in reduced profitability, or with respect to capacity performance, penalties. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues as a result of selling fewer MW or require us to incur significant costs as a result of running one of our higher cost units or obtaining replacement power from third parties in the open market to satisfy our forward power sales obligations. If we are unsuccessful in operating our facilities efficiently, such inefficiency could have a material adverse effect on our results of operations, financial condition and cash flows.
Our risk management policies cannot fully eliminate the risk associated with fuel procurement and pricing risk.
Our asset-based power position as well as our power marketing and fuel procurement expose us to risks of commodity price movements. We attempt to manage this exposure through enforcement of established risk limits and risk management procedures. These risk limits and risk management procedures may not work as planned and cannot eliminate all risks associated with these activities. Even when our policies and procedures are followed, and decisions are made based on projections and estimates of future performance, results of operations may be diminished if the judgments and assumptions underlying those decisions prove to be incorrect. Factors, such as future prices and demand for power and other energy-related commodities, become more difficult to predict and the calculations become less reliable the further into the future estimates are made. As a result, we cannot fully predict the impact that our risk management decisions may have on our business and/or financial condition, results of operations and cash flows.
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
A decline in market liquidity and our ability to manage our counterparty credit risk could adversely affect us.
Our supplier counterparties may experience deteriorating credit. These conditions could cause counterparties in the coal, natural gas and power markets to withdraw from participation in those markets. If multiple parties withdraw from those markets, market liquidity may be threatened, which in turn could adversely impact our business. Additionally, these conditions may cause our counterparties to seek bankruptcy protection under Chapter 11 or liquidation under Chapter 7 of the Bankruptcy Code. Our credit risk may be exacerbated to the extent collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. There can be no assurance that any such losses or impairments to the carrying value of our financial assets would not materially and adversely affect our financial condition, results of operations and cash flows.
Furthermore, we have obligations to other IPH companies and other IPH companies have obligations to us, as a result of transactions involving energy, coal, other commodities and services and as a result of hedging transactions. If one of these other IPH companies fails to perform under any of these arrangements, we might incur losses. Our financial condition, results of operations and cash flows could be adversely affected, resulting in our inability to meet our obligations, including to unrelated third parties.
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
Systemic damage to one or more of our generating facilities and/or to the transmission and distribution infrastructure could result in our inability to operate in one or all of the markets we serve for an extended period of time. If our generating facilities are shut down, we would be unable to respond to the ISOs and RTOs or fulfill our obligations under various energy and/or capacity arrangements, resulting in lost revenues and potential fines, penalties and other liabilities. Pervasive cyber-attacks across our industry could affect the ability of ISOs and RTOs to function in some regions. The cost to restore our generating facilities after such an occurrence could be material.
Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We have included descriptions of the location and general character of our principal physical operating properties in “Item 1. Business,” which is incorporated herein by reference.
With only a few exceptions, we have fee title to all principal facilities and other units of property material to the operation of our business, and to the real property on which such facilities are located (subject to certain permitted liens and judgment liens).
Item 3. Legal Proceedings
Please read Note 13—Commitments and Contingencies—Legal Proceedings for a description of our material legal proceedings, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established trading market for our common stock. As of March 23, 2015, all outstanding shares of the registrant were held by our parent, IPR, an indirect wholly-owned subsidiary of Dynegy Inc.
Item 6.    Selected Financial Data

	Year Ended December 31,
(in millions)	2014	2013	2012	2011	2010
Statements of Operations Data:
Revenues	$648	$811	$790	$1,067	$1,133
Depreciation and amortization expense	$(100)	$(80)	$(85)	$(96)	$(98)
Impairment and other charges	$—	$(199)	$(70)	$(35)	$(170)
Operating income (loss)	$(57)	$(213)	$(17)	$139	$62
Interest expense	$(40)	$(42)	$(52)	$(63)	$(78)
Income tax benefit (expense)	$49	$65	$29	$(32)	$(20)
Net income (loss)	$(48)	$(189)	$(40)	$45	$(36)
Net income (loss) attributable to Illinois Power Generating Company	$(50)	$(188)	$(33)	$44	$(39)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(16)	$51	$139	$215	$304
Net cash provided by (used in) investing activities	$(48)	$110	$(122)	$(141)	$(29)
Net cash provided by (used in) financing activities	$—	$4	$—	$(72)	$(275)
Capital expenditures	$(48)	$(55)	$(175)	$(141)	$(95)

	December 31,
(in millions)	2014	2013	2012	2011	2010
Balance Sheet Data:
Current assets	$326	$363	$619	$325	$332
Current liabilities	$83	$94	$140	$142	$165
Property, plant and equipment, net	$1,871	$1,873	$1,887	$2,231	$2,248
Total assets	$2,221	$2,264	$2,532	$2,572	$2,607
Long-term debt	$824	$824	$824	$824	$824
Total Illinois Power Generating Company stockholder’s equity	$690	$756	$1,020	$1,018	$998

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the consolidated financial statements and the notes thereto included in this report.
OVERVIEW
We own and operate a merchant generation business in Illinois. We have an 80 percent ownership interest in, and consolidate for financial reporting purposes, EEI. EEI operates merchant electric generation facilities in Illinois and FERC-regulated transmission facilities in Illinois and Kentucky.
On December 2, 2013, we were acquired by IPH, an indirect wholly owned subsidiary of Dynegy. In connection with the AER Acquisition, Ameren retained certain historical obligations of AER and its subsidiaries, including certain historical environmental and tax liabilities. We did not apply “push-down accounting” as a result of the AER Acquisition which would require the adjustment of assets and liabilities to fair value recognized by Dynegy to be shown in our consolidated financial statements. Our approximately $825 million in aggregate principal amount of long-term notes remain outstanding as an obligation of Genco. We are organized into a ring-fenced group in order to maintain corporate separateness from Dynegy and its other legal entities. Further, IPH and its direct and indirect subsidiaries present themselves to the public as separate entities.
On March 28, 2012, we entered into the Put Option. On March 14, 2013, Ameren entered into the Transaction Agreement to divest New AER to IPH, which was completed on the Acquisition Date. Immediately prior to Ameren’s entry into the Transaction Agreement with IPH on March 14, 2013, we exercised our option under the Put Option agreement with Medina Valley and received an initial payment of $100 million for the then pending sale of the Gas-Fired Facilities to Medina Valley. On October 11, 2013, we completed the sale of these Gas-Fired Facilities to Medina Valley and received additional after-tax cash proceeds of approximately $38 million. Medina Valley entered into the Rockland Agreement to sell the Gas-Fired Facilities to Rockland Capital. The sale of the Gas-Fired Facilities to an affiliate of Rockland Capital closed on January 31, 2014. Under the Put Option, Medina Valley is obligated to pay us after-tax proceeds realized on the sale of the Gas-Fired Facilities in excess of $138 million within two years of January 31, 2014. The excess proceeds have been placed in escrow and are subject to change for purchase and sale obligations between Medina Valley and Rockland Capital.
Genco has a PSA with IPM, whereby it agreed to sell and IPM agreed to purchase all of the capacity and energy available from its generation fleet. IPM entered into a similar PSA with IPRG, a related party. Under the PSAs, revenues allocated between Genco and IPRG are based on reimbursable expenses and generation of each entity.
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
Business Discussion
The following is a list of key factors that have affected, and are expected to continue to affect, our earnings and cash flows.

•
prices for power, coal and natural gas, which in turn are largely driven by supply and demand. Demand for power can vary due to weather and general economic conditions, among other things. Power supplies similarly vary by region and are impacted significantly by available generating capacity, transmission capacity and federal and state regulation;

•
the relationship between electricity prices and prices for coal and natural gas, commonly referred to as the “dark spread” and “spark spread,” respectively, which impacts the margin we earn on the electricity we generate;

•	our ability to control capital expenditures, which primarily include maintenance, safety, environmental and reliability projects, and to control operating expenses through disciplined management;

•	our ability to optimize our assets by maintaining a high in-market availability, reliable run-time and safe, low-cost operations;

•	our ability to optimize our assets through targeted investment in cost effective technology enhancements or efficiency and reliability improvements;

•	our ability to operate and deliver energy from our facilities during periods of planned/unplanned electric transmission outages;

•	our ability to post the collateral necessary to execute our commercial strategy;

•
the cost of compliance with existing and future environmental requirements that are likely to be more stringent and more comprehensive. Please read Item 1. Business—Environmental Matters for further discussion;

•
our ability to maintain sufficient coal inventories, which is dependent upon the continued performance of the mines and railroads for deliveries of coal in a consistent and timely manner, and its impact on our ability to serve the critical winter and summer on-peak loads;

•	market supply conditions resulting from federal and regional renewable power mandates and initiatives;

•	costs of transportation related to coal deliveries;

•	changes in MISO and PJM market design or associated rules, including the resulting effect on future capacity revenues from changes in the existing bilateral MISO capacity markets;

•	the potential for more competition in generation, supply and distribution, including new technologies; and

•	the availability of qualified labor and material, and rising costs.
Please read “Item 1A. Risk Factors” for additional factors that could affect our future operating results, financial condition and cash flows.
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
We are organized into a ring-fenced group in order to maintain corporate separateness from Dynegy and its other legal entities. We have an independent director, whose consent is required for certain corporate actions, including material transactions with affiliates. We maintain separate books, records and bank accounts and separately appoint officers.  Furthermore, we pay liabilities from our own funds, conduct business in our own name and have restrictions on pledging our assets for the benefit of certain other persons.  These provisions restrict the ability to move cash out of Genco without meeting certain requirements as set forth in the governing documents.
As of December 31, 2014, our liquidity consisted of $126 million of cash on hand. Based on current projections as of December 31, 2014, we expect operating cash flows and daily working capital needs to be sufficiently covered by our cash on hand in 2015.
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
Under the provisions of our indenture, we may not borrow additional funds from external, third-party sources if our interest coverage ratio is less than a specified minimum or if our leverage ratio is greater than a specified maximum. Please read Note 10—Debt for further discussion on our indenture provisions. Throughout the year 2014, our interest coverage ratio was less than the specified minimum level required for external borrowings. As a result, our ability to borrow additional funds from external, third-party sources has been restricted. If an intercompany financing need were to arise, borrowings would be dependent on consideration by Dynegy of the facts and circumstances existing at that time. Should a financing need arise, our current source of liquidity is cash on hand.
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on December 31, 2014 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends and borrow additional funds from external, third-party sources. As a result, we were restricted from paying dividends as of December 31, 2014. Please read Note 10—Debt for further discussion on indenture provisions. We paid no dividends in 2014, 2013 or 2012.

The following table presents net cash from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Net cash provided by (used in) operating activities	$(16)	$51	$139
Net cash provided by (used in) investing activities	$(48)	$110	$(122)
Net cash provided by financing activities	$—	$4	$—
Operating Activities
Historical Operating Cash Flows. Cash used in operations totaled $16 million for the year ended December 31, 2014. During the period, our power generation business provided cash of $80 million primarily due to the operation of our power generation facilities, offset by $39 million in interest payments and approximately $57 million of cash used related to changes in working capital and other, including general and administrative expenses.
Cash provided by operations totaled $51 million for the year ended December 31, 2013. During the period, our power generation business provided cash of $57 million primarily due to the operation of our power generation facilities, $1 million in negative changes due to decreased net deferred tax liabilities and $5 million in negative changes in working capital.
Cash provided by operations totaled $139 million for the year ended December 31, 2012. During the period, our power generation business provided cash of $142 million primarily due to the operation of our power generation facilities, $9 million in negative changes due to decreased net deferred tax liabilities and $6 million in positive changes in working capital.
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
Collateral Postings. We use a portion of our capital resources in the form of cash to satisfy counterparty collateral demands. Our collateral postings to third parties at December 31, 2014 and December 31, 2013 were $5 million and $1 million, respectively. Collateral postings increased from December 31, 2013 to December 31, 2014 primarily due to fuel and other commodity purchases being executed with counterparties. On February 26, 2014, Genco entered into a collateral agreement with IPM pursuant to which Genco may provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. We have provided no amounts to IPM under this agreement as of December 31, 2014.
Investing Activities
Capital Expenditures. We had capital expenditures of approximately $48 million, $55 million and $175 million during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts included capitalized interest of $20 million, $18 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capital expenditures principally consisted of facility upgrades to comply with environmental regulations. In 2014, 2013 and 2012, we spent $42 million, $38 million, and $141 million, respectively, toward scrubber projects. Other capital expenditures were made principally to fund various facility upgrades.
We expect capital expenditures for 2015 to be approximately $61 million. The capital budget is subject to revision as opportunities arise or circumstances change. Capital expenditures are typically funded through the use of cash flows from operations and available cash on hand.
Other Investing Activities. During the year ended December 31, 2014, we had no other investing activities.
During the year ended December 31, 2013, there was a $138 million cash inflow primarily from the sale of the Gas-Fired Facilities to Medina Valley and a $27 million cash inflow primarily due to proceeds from repayment of net money pool advances related to the AER Acquisition.
During the year ended December 31, 2012, there was a $6 million cash inflow from the sale of assets and a $47 million cash inflow primarily due to net money pool advances.
Financing Activities
Historical Cash Flow from Financing Activities. During the year ended December 31, 2014, we had no cash flow from financing activities.

Cash provided by financing activities totaled $4 million during the year ended December 31, 2013, primarily due to a capital contribution received from AER.
During the year ended December 31, 2012, we had no cash flow from financing activities.
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
Short-term Borrowings
Our liquidity needs are typically supported through the use of cash flows from operations and available cash on hand. Prior to the AER Acquisition on December 2, 2013, we had borrowing access to a non-state-regulated subsidiary money pool arrangement among Ameren and certain of its subsidiaries to provide for certain short-term cash and working capital requirements. In connection with the AER Acquisition, our ability to borrow under such money pool arrangement was terminated.
Long-term Debt and Equity
For the years ended December 31, 2014 and 2013, there were no issuances of common stock, and no issuances, redemptions, repurchases or maturities of long-term debt. Please read Note 10—Debt for further discussion.
Summarized Debt
The following table depicts our third party debt obligations:

	Year Ended December 31,
(amounts in millions)	2014	2013
Unsecured obligations	$825	$825
Unamortized discount	(1)	(1)
Total long-term debt	$824	$824
Indebtedness Provisions and Other Covenants
Please read Note 10—Debt for further discussion of covenants and provisions contained in our indenture and “Dividends” below for further discussion of restrictions on dividends.
At December 31, 2014, we were in compliance with the provisions and covenants contained within our indenture. Our indenture includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these required ratios as of and for the year ended December 31, 2014:

	Required Ratio	Actual Ratio
Restricted payment interest coverage ratio (1)	≥1.75	1.08
Additional indebtedness interest coverage ratio (2)	≥2.50	1.08
Additional indebtedness debt-to-capital ratio (2)	≤60%	54%
_______________________________________

(1)
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

Based on December 31, 2014 calculations, our interest coverage ratios are less than the minimum ratios required for us to borrow additional funds from external, third-party sources.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.
Dividends
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on December 31, 2014 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends and borrow additional funds from external, third-party sources. As a result, we were restricted from paying dividends as of December 31, 2014. Please read Note 10—Debt for further discussion on indenture provisions. We paid no dividends in 2014, 2013 or 2012.
Credit Ratings
In carrying out our commercial business strategy, our current non-investment grade credit ratings have resulted and will likely continue to result in requirements that we either prepay obligations or post significant amounts of collateral to support our business.
The following table presents the principal credit ratings by Moody’s and S&P effective on the date of this report:

	Moody’s	S&P
Issuer/corporate credit rating	B3	CCC+
Senior unsecured debt	B3	CCC+
A credit rating is not a recommendation to buy, sell or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.
Disclosure of Contractual Obligations
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
The following table summarizes the contractual obligations of the Company and its consolidated subsidiaries as of December 31, 2014. Cash obligations reflected are not discounted and do not include accretion or dividends.

	Expiration by Period
(amounts in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt	$825	$—	$—	$300	$525
Interest payments on debt	539	59	117	86	277
Coal commitments	562	162	223	116	61
Coal transportation	257	38	51	50	118
Operating leases	2	—	1	1	—
Environmental compliance obligations	204	18	55	129	2
Pension funding obligations	31	3	2	6	20
Other obligations	4	—	—	—	4
Total contractual obligations	$2,424	$280	$449	$688	$1,007
Long-Term Debt.  Amounts do not include unamortized discounts. Please read Note 10—Debt for further discussion.
Interest Payments on Debt.  Interest payments on debt represent estimated periodic interest payment obligations. Please read Note 10—Debt for further discussion.

Coal Commitments.  At December 31, 2014, we had contracts in place to purchase coal for various generation facilities. The amounts in the table reflect our minimum purchase obligations. To the extent forecasted volumes have not been priced but are subject to a price collar structure, the obligations have been calculated using the minimum purchase price of the collar.
Coal Transportation.  At December 31, 2014, we had long-term coal transportation contracts in place. We also had long-term rail car leases in place. The amounts included in Coal transportation reflect our minimum purchase obligations based on the terms of the contracts.
Operating Leases.  Operating leases include minimum lease payment obligations associated with office space and office equipment leases.
Environmental Compliance Obligations. Environmental obligations represent obligations to comply with environmental regulations with respect to certain of our generation facilities. The table above includes estimated costs under a third party contract, excluding capitalized interest, for the completion of scheduled milestones related to the installation of the Newton facility scrubber systems, such that the fleet will comply with certain SO2 emission limits approved in the variance granted by the IPCB in November 2013. The first milestone of the IPCB’s order requires the completion of engineering design by July 2015, while the last milestone requires major equipment components being placed into final position on or before September 1, 2019. We currently estimate this contract will be in effect for a period of five or more years. We are currently scheduled to complete the Newton scrubber project by the end of 2019 with minimal costs anticipated in 2020. Either party can terminate this contract based on certain events as specified in the contract. Please read Note 13—Commitments and Contingencies—Other Commitments and Contingencies for further discussion.
Pension Funding Obligations. Amounts include our minimum required contributions to our defined benefit pension plans through 2024 as determined by our actuary and are subject to change based on actual results of the plan. We may elect to make voluntary contributions in 2015 which would decrease future funding obligations. Please read Note 14—Savings and Pension and Other Post-Retirement Benefit Plans for further discussion.
Other Obligations.  Other obligations include obligations under a facilities service agreement to maintain transmission system stability in connection with our Coffeen facility.
Commitments and Contingencies
Please read Note 13—Commitments and Contingencies, which is incorporated herein by reference, for further discussion of our material commitments and contingencies.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements at December 31, 2014.

RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations for the years ended December 31, 2014, 2013 and 2012.  Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly affect the demand for our services. At the end of this section, we have included our business outlook.
Genco has a PSA with IPM, whereby it agreed to sell and IPM agreed to purchase all of the capacity and energy available from its generation fleet. IPM entered into a similar PSA with IPRG, a related party. Under the PSAs, revenues allocated between Genco and IPRG are based on reimbursable expenses and generation of each entity. Additionally, the revenues allocated include settled values of derivative instruments entered into by IPM to hedge commodity exposure related to Genco and IPRG generation.
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

Consolidated Summary Financial Information — Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table provides summary financial data regarding our consolidated results of operations for the years ended December 31, 2014 and 2013, respectively:

	Year Ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price data)	2014	2013
Revenues	$648	$811	$(163)	(20)%
Cost of sales, excluding depreciation expense	(447)	(607)	160	26%
Gross margin	201	204	(3)	(1)%
Operating and maintenance expense	(158)	(138)	(20)	(14)%
Impairment and other charges	—	(199)	199	100%
Depreciation and amortization expense	(100)	(80)	(20)	(25)%
Operating loss	(57)	(213)	156	73%
Interest expense	(40)	(42)	2	5%
Other income and expense, net	—	1	(1)	(100)%
Loss before income taxes	(97)	(254)	157	62%
Income tax benefit	49	65	(16)	(25)%
Net loss	(48)	(189)	141	75%
Less: Net income (loss) attributable to noncontrolling interest	2	(1)	3	NM
Net loss attributable to Illinois Power Generating Company	$(50)	$(188)	$138	73%

Million Megawatt Hours Generated	19.2	18.8
In Market Availability for Genco Facilities (1) (4)	91%	—
Average Capacity Factor for Genco Facilities (2) (4)	70%	—
Average Power Prices ($/MWh) (3)	$33.55	$34.80
 ________________________________________

(1)
In Market Availability is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues.

(2)	Reflects actual production as a percentage of available capacity.

(3)	Reflects the average price calculated from the revenues allocated to Genco from IPM per the PSAs. Please read Note 11—Related Party Transactions for further discussion.

(4)	2013 In Market Availability and Average Capacity Factor are not available as the Genco assets were acquired by Dynegy on December 2, 2013.
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $163 million from $811 million for the year ended December 31, 2013 to $648 million for the year ended December 31, 2014. The decrease was primarily due to $144 million of power sales to the DOE during the year ended December 31, 2013, $7 million in lower revenues received through the PSA as the result of a lower price per MWh and a $7 million decrease in mark-to-market gains for 2014.
Cost of Sales. Cost of sales decreased by $160 million from $607 million for the year ended December 31, 2013 to $447 million for the year ended December 31, 2014. The decrease was primarily due to $142 million of power purchases to supply the DOE contract, $14 million in lower average fuel price per MWh generated, offset by an increase in fuel expense of $1 million as a result of higher generation volumes.
Operating and Maintenance Expense. Operating and maintenance expense increased by $20 million from $138 million for the year ended December 31, 2013 to $158 million for the year ended December 31, 2014. The increase was primarily related to a curtailment gain associated with EEI postretirement benefits of $26 million and a gain on the sale of the Meredosia facility in 2013 with no such activity in 2014. The increase was offset by lower maintenance costs related to extensive boiler repairs at our Coffeen and Newton facilities in 2013 that were not present in 2014 and the absence of expenses related to the Gas-Fired Facilities, which were sold in October 2013.
Impairment and Other Charges. Impairment and other charges were $199 million for the year ended December 31, 2013, which was due to a pretax charge to earnings to reflect the impairment of the Gas-Fired Facilities, which were held for sale during the period. There were no such charges during the year ended December 31, 2014 as the Gas-Fired Facilities were sold in October 2013.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $20 million from $80 million for the year ended December 31, 2013 to $100 million for the year ended December 31, 2014. The increase was primarily due to $28 million as a result of a change in the depreciable lives of the Genco assets at the Acquisition Date, partially offset by a decrease of $10 million as a result of the removal of the Gas-Fired Facilities in 2013 due to held for sale accounting.
Income Tax Benefit. We reported an income tax benefit from continuing operations of $49 million and $65 million for the years ended December 31, 2014 and December 31, 2013, respectively. The decrease in the benefit was related to the decrease in our pretax loss when comparing the two periods and recognizing a property, plant and equipment benefit of $9 million in the year ended December 31, 2014, which previously was not expected to be realized in 2013 due to the limits imposed by IRC Section 382.

Consolidated Summary Financial Information — Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table provides summary financial data regarding our consolidated results of operations for the years ended December 31, 2013 and 2012, respectively:

	Year Ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price data)	2013	2012
Revenues	$811	$790	$21	3%
Cost of sales, excluding depreciation expense	(607)	(465)	(142)	(31)%
Gross margin	204	325	(121)	(37)%
Operating and maintenance expense	(138)	(187)	49	26%
Impairment and other charges	(199)	(70)	(129)	(184)%
Depreciation and amortization expense	(80)	(85)	5	6%
Operating loss	(213)	(17)	(196)	NM
Interest expense	(42)	(52)	10	19%
Other income and expense, net	1	—	1	NM
Loss before income taxes	(254)	(69)	(185)	NM
Income tax benefit	65	29	36	124%
Net loss	(189)	(40)	(149)	NM
Less: Net loss attributable to noncontrolling interest	(1)	(7)	6	86%
Net loss attributable to Illinois Power Generating Company	$(188)	$(33)	$(155)	NM

Million Megawatt Hours Generated	18.8	18.3
In Market Availability for Genco Facilities (1) (4)	—	—
Average Capacity Factor for Genco Facilities (2) (4)	—	—
Average Power Prices ($/MWh) (3)	$34.80	$43.84
 ________________________________________

(1)
In Market Availability is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues.

(2)	Reflects actual production as a percentage of available capacity.

(3)	Reflects the average price calculated from the revenues allocated to Genco from IPM per the PSAs. Please read Note 11—Related Party Transactions for further discussion.

(4)	In Market Availability and Average Capacity Factor are not available as the Genco assets were acquired by Dynegy on December 2, 2013.
Discussion of Consolidated Results of Operations
Revenues. Revenues increased by $21 million from $790 million for the year ended December 31, 2012 to $811 million for the year ended December 31, 2013. The increase was primarily related to higher sales volumes of $10 million and a $25 million change in mark-to-market activity due to a gain of $7 million in 2013 compared to a loss of $18 million in 2012. These increases were offset by lower sales of $20 million due to market prices associated with the Genco and EEI PSAs.
Cost of Sales. Cost of sales increased by $142 million from $465 million for the year ended December 31, 2012 to $607 million for the year ended December 31, 2013. The increase is primarily related to an increase in purchased power of $140 million related to the satisfaction of sale contracts to the DOE through IPM.
Operating and Maintenance Expense. Operating and maintenance expense decreased by $49 million from $187 million for the year ended December 31, 2012 to $138 million for the year ended December 31, 2013. The decrease is primarily related to a curtailment gain associated with EEI postretirement benefits of $26 million and lower EEI maintenance costs of $18 million as a result of reduced labor, benefit and fuel additive expense, lower project cancellation expenses of $4 million, lower costs due to the effects of the shutdown of the Meredosia and Hutsonville facilities of $3 million and decreased expenses at the CTs of $1 million as a result of the sale to Medina Valley. Partially offsetting these decreases were increased non-labor maintenance expenses at our coal-fired facilities of $8 million due to higher outage expense.
Impairment and Other Charges. Impairment and other charges increased by $129 million from $70 million for the year ended December 31, 2012 to $199 million for the year ended December 31, 2013. We recorded a pretax charge to earnings of $199 million for 2013, to reflect the impairment of the Gas-Fired Facilities. The 2013 impairment recorded was primarily related to the Gibson City and Grand Tower gas-fired facilities as the Elgin facility was previously impaired under held and used accounting guidance during the fourth quarter 2012.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $5 million from $85 million for the year ended December 31, 2012 to $80 million for the year ended December 31, 2013. The decrease is primarily due to a reduced depreciable base caused by the impairment of our facilities and the cessation of deprecation on the facilities held for sale.
Interest Expense. Interest expense decreased by $10 million from $52 million for the year ended December 31, 2012 to$42 million for the year ended December 31, 2013, primarily due to increased capitalized interest due to the Newton facility scrubber project and reduced amortization of credit facility fees.
Income Tax Benefit. We reported an income tax benefit from continuing operations of $65 million and $29 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in the benefit was related to the increase in our pretax loss. In addition, the effective rate was lower in 2013 compared with 2012 primarily as the result of the effects of the AER Acquisition on us, including loss of benefits from the existing pre-acquisition NOLs due to IRC Section 382 limits.
Outlook
As of February 10, 2015, our expected coal requirements are 93 percent contracted and 78 percent priced in 2015. Our forecasted coal requirements for 2016 are 81 percent contracted and 63 percent priced. Our coal transportation requirements are more than 90 percent contracted and priced for the next several years. We will look to procure and price additional fuel opportunistically.
Through IPM, we commercialize our assets through a combination of physical participation in the MISO markets and bilateral capacity sales. For Planning Year 2013-2014, capacity cleared at $1.05 per MW-day for all zones. This low clearing price was likely caused by excess capacity conditions prevailing in MISO for the term of the planning year. For Planning Year 2014-2015, Local Resource Zone 4 cleared at $16.75 per MW-day. In the future, we expect to benefit from the potential retirement of approximately 9 GW of marginal MISO coal capacity due to poor economics or expected environmental mandates. In addition, confirmed future capacity exports from MISO to PJM could also increase MISO capacity and energy pricing. Current OTC bilateral capacity transactions in MISO have traded in excess of $65.75 per MW-day for Planning Year 2015-2016 through Planning Year 2019-2020.
Through IPM, we also sell a portion of our capacity into the PJM control area. Capacity market prices within PJM are consistently higher than within MISO. In addition, PJM holds auctions several years in advance. Through IPM, we have sold capacity volumes for Planning Year 2015-2016 and Planning Year 2016-2017. The most recent PJM auction for Planning Year 2017-2018 cleared at $120 per MW-day, and we sold approximately 16 percent of our capacity in that auction. We have also secured one segment of the transmission path required to offer an additional 240 MW of capacity and energy into PJM.
SEASONALITY
Our revenues and operating income are subject to fluctuations during the year, primarily due to the impact seasonal factors have on sales volumes and the prices of power and natural gas. Power marketing operations and generating facilities have higher volatility and demand in the summer cooling months and winter heating season.
CRITICAL ACCOUNTING POLICIES
Our Accounting Department is responsible for the development and application of accounting policy and control procedures. This department conducts these activities independent of any active management of our risk exposures and reports to the Chief Financial Officer (“CFO”).
The process of preparing financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following critical accounting policies that require a significant amount of estimation and judgment and are considered important to the portrayal of our financial position and results of operations.

Accounting for Property, Plant and Equipment
Property, plant and equipment, which consist principally of power generating facilities, including capitalized interest, is generally recorded at historical cost. Expenditures for major installations, replacements, and improvements or betterments are capitalized and depreciated over the expected life cycle. Expenditures for maintenance, repairs and minor renewals to maintain the operating condition of our assets are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets.
We assess the carrying value of our property, plant and equipment to determine if an impairment is indicated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an impairment is indicated for assets or asset groups classified as held and used, the carrying value is first compared to the undiscounted cash flows for the asset’s or asset group’s remaining useful life to determine if the carrying value is recoverable.  In the event the carrying value is not determined to be recoverable, an impairment is recognized for the amount of carrying value in excess of the asset’s or asset group’s fair value.
Accounting for Income Taxes
We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant differences.
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense together with assessing temporary differences resulting from differing tax and accounting treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Accounting for uncertainty in income taxes requires that we determine whether it is more-likely-than-not that a tax position we have taken will be sustained upon examination. If we determine that it is more likely than not that the position will be sustained, we recognize the largest amount of the benefit that is greater than 50 percent likely of being realized upon settlement. There is a significant amount of judgment involved in assessing the likelihood that a tax position will be sustained upon examination and in determining the amount of the benefit that will ultimately be realized.
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
Please read Note 12—Income Taxes for further discussion of our accounting for income taxes, uncertain tax positions and changes in our valuation allowance.
RECENT ACCOUNTING PRONOUNCEMENTS
Please read Note 2—Summary of Significant Accounting Policies for further discussion of accounting principles adopted and accounting principles not yet adopted.
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
Our risk management objective is to optimize our physical generating assets and to pursue market opportunities within prudent risk parameters. Our risk management policies have been approved by our Board of Directors and are monitored by the Commodity Risk Control Group.

Credit Risk. Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction.
Commodity Price Risk. Our coal-fired facilities are considered baseload units, and as such our units generally have high capacity factors and will run around the clock.
We limit our coal price exposure for generation by entering into term purchase agreements for PRB coal. Profitable operation of our coal-fired generation facilities is highly dependent on coal prices and coal transportation rates. We intend to secure a reliable coal supply while reducing exposure to commodity price volatility. Our coal transportation requirements are more than 90 percent contracted and priced for the next several years. Transportation of PRB coal can also be affected by extreme weather, rail maintenance, and accidents, slowing or stopping the delivery from the mine to the facility. The following table shows the percentage of our coal and coal transportation requirements that have been contracted for the five-year period 2015 through 2019:

	2015	2016	2017 - 2019
Coal	93%	81%	37%
Coal transportation	100%	93%	50%
We are exposed to changes in market prices for power and the risk of fuel and fuel transportation cost increases and interruptions in fuel supplies.  On a completely unhedged basis for 2015, if power prices were to decrease by one percent on economic generation, power revenues would decrease by $5 million. If delivered coal costs were to increase by one percent, our coal delivery expenses would increase by $4 million.
Item 8.    Financial Statements and Supplementary Data
The report of our independent registered public accounting firm and our Consolidated Financial Statements are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements on page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.  Controls and Procedures
Genco was required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC regulations as to management’s assessment of internal control over financial reporting for the 2014 fiscal year.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this assessment and on those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2014.
Item 9B.  Other Information
Not applicable.

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
Item 14. Principal Accountant Fees and Services
Information required by this Item of Form 10-K is identical to the information included in Dynegy’s definitive proxy statement for our 2015 annual meeting of stockholders under the heading “Independent Registered Public Auditors—Principal Accountant Fees and Services,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2014. However, if such proxy statement is not filed within such 120-day period, information with respect to the principal accountant fees and services will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

PART IV
Item 15. Exhibits
(a) The following documents, which we have filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:
1. Financial Statements—Our consolidated financial statements are incorporated under Item 8. of this report.
2. Exhibits—The following instruments and documents are included as exhibits to this report.

Exhibit Number	Description
2.1
Transaction Agreement by and between Ameren Corporation and Illinois Power Holdings, LLC, dated as of March 14, 2013 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on March 15, 2013, File No. 001-33443).

2.2
Asset Purchase Agreement by and between AmerenEnergy Medina Valley Cogen, L.L.C. and Illinois Power Generating Company, dated as of March 14, 2013 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Ameren Corporation filed on March 19, 2013, File No. 001-14756).

2.3
Letter Agreement by and between Ameren Corporation and Illinois Power Holdings, LLC, dated as of December 2, 2013, amending the Transaction Agreement dated as of March 14, 2013 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Dynegy Inc. filed on December 4, 2013, File No. 001-33443).

3.1
Articles of Incorporation of Illinois Power Generating Company filed March 9, 2000 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed on March 6, 2001, File No. 333-56594).

3.2
Amendment to Articles of Incorporation of Illinois Power Generating Company filed April 19, 2000 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on March 6, 2001, File No. 333-56594).

3.3
Amendment to Articles of Incorporation of Illinois Power Generating Company, filed on December 2, 2013 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2013, File No 333-56594).

3.4	Amended and Restated Bylaws of Genco as amended December 2, 2013 (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the year ended December 31, 2013, File No 333-56594).
4.1
Indenture dated as of November 1, 2000, from Illinois Power Generating Company to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Genco Indenture) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed March 6, 2001, File No. 333-56594).

4.2
Third Supplemental Indenture dated as of June 1, 2002, to Genco Indenture, relating to the 7.95% Senior Notes, Series E due 2032 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 333-56594).

4.3
Fourth Supplemental Indenture dated as of January 15, 2003, to Genco Indenture, relating to the 7.95% Senior Notes, Series F due 2032 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 333-56594).

4.4
Fifth Supplemental Indenture dated as of April 1, 2008, to Genco Indenture, relating to the 7.00% Senior Notes, Series G due 2018 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 9, 2008, File No. 333-56594).

4.5
Sixth Supplemental Indenture, dated as of July 7, 2008, to Genco Indenture, relating to the 7.00% Senior Notes, Series H due 2018 (incorporated by reference to Exhibit No. 4.55 to the Registration Statement on Form S-3 filed November 17, 2008, File No. 333-56594).

4.6
Seventh Supplemental Indenture, dated as of November 1, 2009, to Genco Indenture, relating to the 6.30% Senior Notes, Series l due 2020 (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed November 17, 2009, File No. 333-56594).

4.7
Registration Rights Agreement, dated June 6, 2002 among Illinois Power Generating Company and the Initial Purchasers relating to the Illinois Power Generating Company 7.95% Senior Notes, Series E due 2032 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 333-56594).

4.8
Registration Rights Agreement, dated April 9, 2008 among Illinois Power Generating Company and the Initial Purchasers relating to the Illinois Power Generating Company 7.00% Senior Notes, Series G due 2018 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 Filed May 19, 2008, File No. 333-56594).

**10.1	Amended and Restated Power Supply Agreement, dated March 28, 2008, between Illinois Power Marketing Company and Illinois Power Generating Company.
**10.2	First Amendment dated January 1, 2010, to Amended and Restated Power Supply Agreement dated March 28, 2008, between Illinois Power Marketing Company and Illinois Power Generating Company.
**10.3	Amended and Restated Power Sales Agreement, dated July 31, 2009, between Illinois Power Marketing Company and Electric Energy, Inc.
**10.4	First Amendment dated September 1, 2014, to Amended and Restated Power Sales Agreement dated July 31, 2009, between Illinois Power Marketing Company and Electric Energy, Inc.
10.5
Put Option Agreement, dated as of March 28, 2012, between Illinois Power Generating Company and Ameren Energy Resources Generating Company (incorporated by reference to Exhibit 10.1, to the Current Report on Form 8-K of Ameren Corporation filed March 28, 2012, File No. 001-14756).

10.6
Guaranty, dated as of March 28, 2012, made by Ameren Corporation in favor of Illinois Power Generating Company (incorporated by reference to Exhibit 10.2, to the Current Report on Form 8-K of Ameren Corporation filed on March 28, 2012, File No. 001-14756).

10.7
Novation and Amendment of Put Option Agreement, dated as of March 14, 2013, by and among AmerenEnergy Medina Valley Cogen. L.L.C., Ameren Energy Resources Generating Company, Illinois Power Generating Company and Ameren Corporation (incorporated by reference to Exhibit 10.3, to the Current Report on Form 8-K of Ameren Corporation filed March 19, 2013, File No. 001-14756).

10.8
Guaranty Agreement, dated as of December 2, 2013, by Illinois Power Generating Company in favor of Ameren Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 5, 2013, File No. 333-56594).

10.9
Revolving Promissory Note, dated as of December 2, 2013, by and between Dynegy Inc, as Lender, and Illinois Power Resources, LLC, as Borrower` (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed December 4, 2013, File No. 001-33443).

10.10
Letter of Credit and Reimbursement Agreement, dated as of January 29, 2014, between Illinois Power Marketing Company and Union Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 4, 2014, File No. 333-56594).

10.11
Waiver and Amendment No. 1 to Letter of Credit and Reimbursement Agreement by and between Illinois Power Marketing Company and Union Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014 of Dynegy Inc., File No. 001-33443).

10.12
Dynegy Inc. Executive Severance Pay Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1, to the Current Report on Form 8-K of Dynegy Inc. filed on January 4, 2008, File No. 001-15659).††

10.13
First Amendment to the Dynegy Inc. Executive Severance Pay Plan effective as of January 1, 2010 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2009 of Dynegy Inc., File No. 001-15659).††

10.14
Second Amendment to the Dynegy Inc. Executive Severance Pay Plan, dated as of September 20, 2010 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010 of Dynegy Inc., File No. 001-15659).††

10.15
Third Amendment to the Dynegy Inc. Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on March 22, 2011, File No. 001-33443).††

10.16
Fourth Amendment to the Dynegy Inc. Executive Severance Pay Plan, dated as of August 8, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 of Dynegy Inc., File No. 001-33443).††

10.17
Dynegy Inc. Executive Change in Control Severance Pay Plan effective April 3, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on April 8, 2008, File No. 001-15659).††

10.18
First Amendment to the Dynegy Inc. Executive Change In Control Severance Pay Plan, dated as of September 22, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of Form 10-Q for the Quarter Ended September 30, 2010 of Dynegy Inc, File No. 001-15659).††

10.19
Second Amendment to the Dynegy Inc. Executive Change in Control Severance Pay Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Dynegy Inc. filed on March 22, 2013, File No. 001-33443).††

10.20	Dynegy Inc. 2009 Phantom Stock Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on March 10, 2009, File No. 001-33443).††

10.21
First Amendment to the Dynegy Inc. 2009 Phantom Stock Plan, dated as of July 8, 2011 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 001- 33443).††

10.22
Dynegy Inc. Incentive Compensation Plan, as amended and restated effective May 21, 2010 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010, File No. 001-33443).††

10.23	2012 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on October 4, 2012, File No. 001-33443).††
14.1
Dynegy Inc. Code of Ethics for Senior Financial Professionals, as amended on July 23, 2013 (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Dynegy Inc. for the year ended December 31, 2013, File No. 001-33443).

16.1	Letter of PricewaterhouseCoopers LLP dated May 15, 2014 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K, filed May 15, 2014, File No. 333-56594).
**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Document
__________________________________________

††	Compensatory plan or arrangement.

*
Attached as Exhibit 101 to this report is the following financial information for Genco's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2014, 2013 and 2012, and (v) the Combined Notes to the Financial Statements for the year ended December 31, 2014. These exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

**	Filed herewith.
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

ILLINOIS POWER GENERATING COMPANY (registrant)

Date:	March 24, 2015	By	/s/ ROBERT C. FLEXON
Robert C. Flexon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROBERT C. FLEXON	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2015
Robert C. Flexon

/s/ CLINT C. FREELAND	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2015
Clint C. Freeland

/s/ J. CLINTON WALDEN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2015
J. Clinton Walden

/s/ KEVIN HOWELL	Chairman	March 24, 2015
Kevin Howell

/s/ MARIO ALONSO	Director	March 24, 2015
Mario Alonso

/s/ MARJORIE BOWEN	Director	March 24, 2015
Marjorie Bowen

/s/ CAROLYN J. BURKE	Director	March 24, 2015
Carolyn J. Burke

/s/ JULIUS COX	Director	March 24, 2015
Julius Cox

ILLINOIS POWER GENERATING COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets:
December 31, 2014 and 2013	F-4
Consolidated Statements of Operations:
For the years ended December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Comprehensive Income (Loss):
For the years ended December 31, 2014, 2013 and 2012	F-6
Consolidated Statements of Cash Flows:
For the years ended December 31, 2014, 2013 and 2012	F-7
Consolidated Statements of Changes in Stockholder’s Equity:
For the years ended December 31, 2014, 2013 and 2012	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
Illinois Power Generating Company:

We have audited the accompanying consolidated balance sheet of Illinois Power Generating Company (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illinois Power Generating Company at December 31, 2014, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

Houston, Texas
March 24, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
of Illinois Power Generating Company:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statement of operations, comprehensive income (loss), shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Illinois Power Generating Company and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
March 28, 2014

Item 1—FINANCIAL STATEMENTS
ILLINOIS POWER GENERATING COMPANY CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$126	$190
Accounts receivable, affiliates	88	59
Accounts receivable	14	18
Inventory	82	78
Deferred income taxes, current	5	—
Prepayments and other current assets	11	18
Total Current Assets	326	363

Property, Plant and Equipment	3,016	2,900
Accumulated depreciation and amortization	(1,145)	(1,027)
Property, Plant and Equipment, Net	1,871	1,873
Other Assets	24	28
Total Assets	$2,221	$2,264
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$39	$38
Accounts payable, affiliates	13	—
Taxes accrued	11	12
Accrued interest	10	10
Accumulated deferred income taxes, net	—	19
Accrued liabilities and other current liabilities	10	15
Total Current Liabilities	83	94
Long-term debt	824	824
Other Liabilities
Accumulated deferred income taxes, net	498	520
Asset retirement obligations	90	43
Other long-term liabilities	30	20
Total Liabilities	1,525	1,501
Commitments and Contingencies (Note 13)

Stockholder’s Equity
Common stock, no par value, 10,000 shares authorized 2,000 shares outstanding	—	—
Additional paid-in capital	540	551
Accumulated other comprehensive loss, net of tax	(16)	(11)
Retained earnings	166	216
Total Illinois Power Generating Company Stockholder’s Equity	690	756
Noncontrolling interest	6	7
Total Equity	696	763
Total Liabilities and Equity	$2,221	$2,264

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2014	2013	2012
Revenues	$648	$811	$790
Cost of sales, excluding depreciation expense	(447)	(607)	(465)
Gross margin	201	204	325
Operating and maintenance expense	(158)	(138)	(187)
Impairment and other charges	—	(199)	(70)
Depreciation and amortization expense	(100)	(80)	(85)
Operating loss	(57)	(213)	(17)
Interest expense	(40)	(42)	(52)
Other income and expense, net	—	1	—
Loss before income taxes	(97)	(254)	(69)
Income tax benefit	49	65	29
Net loss	(48)	(189)	(40)
Less: Net income (loss) attributable to noncontrolling interest	2	(1)	(7)
Net loss attributable to Illinois Power Generating Company	$(50)	$(188)	$(33)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(48)	$(189)	$(40)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) due to pension plan remeasurement (net of tax benefit (expense) of $6, ($10) and ($26), respectively)	(11)	15	36
AER Acquisition (net of tax expense of zero, $20 and zero, respectively)	—	28	—
Amounts reclassified from accumulated other comprehensive income (loss):
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax benefit of zero, zero and zero, respectively)	1	1	1
Settlement loss on pension plan (net of tax benefit of zero, zero and zero, respectively)	2	—	—
Reclassification of curtailment gain included in net loss (net of tax benefit of zero, $10 and zero, respectively)	—	(16)	—
Amortization of unrecognized prior service credit and actuarial gain (loss) (net of tax expense of zero, $1 and $2, respectively)	—	1	3
Other comprehensive income (loss), net of tax	(8)	29	40
Comprehensive loss	(56)	(160)	—
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1)	(1)	1
Total comprehensive loss attributable to Illinois Power Generating Company	$(55)	$(159)	$(1)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48)	$(189)	$(40)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment and other charges	—	199	70
Curtailment gain on pension and postretirement benefits	—	(26)	—
Risk management activities	—	(7)	18
Depreciation and amortization expense	100	80	85
Deferred income taxes and investment tax credits, net	(48)	(1)	(9)
Other	6	—	9
Changes in working capital:
Accounts receivable, net	(27)	6	9
Inventory	(1)	15	27
Accounts payable and accrued liabilities	8	(14)	6
Other	(6)	(12)	(36)
Net cash provided by (used in) operating activities	(16)	51	139
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48)	(55)	(175)
Proceeds from sales of properties	—	138	6
Money pool advances, net	—	27	47
Net cash provided by (used in) investing activities	(48)	110	(122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from parent	—	4	—
Net cash provided by financing activities	—	4	—
Net increase (decrease) in cash	(64)	165	17
Cash, beginning of period	190	25	8
Cash, end of period	$126	$190	$25

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI (Loss)	Total Controlling Interests	Non-controlling Interest	Total
December 31, 2011	$—	$653	$437	$(72)	$1,018	$7	$1,025
Other paid-in capital	—	3	—	—	3	—	3
Net loss	—	—	(33)	—	(33)	(7)	(40)
Other comprehensive income, net of tax	—	—	—	32	32	8	40
December 31, 2012	—	656	404	(40)	1,020	8	1,028
Capital contribution from former parent	—	76	—	—	76	—	76
Adjustments to tax NOLs and other attributes from acquisition	—	(178)	—	—	(178)	—	(178)
Other paid-in capital	—	(3)	—	—	(3)	—	(3)
Net loss	—	—	(188)	—	(188)	(1)	(189)
Other comprehensive income, net of tax	—	—	—	29	29	—	29
December 31, 2013	—	551	216	(11)	756	7	763
Net income (loss)	—	—	(50)	—	(50)	2	(48)
Adjustments to tax NOLs and other attributes from acquisition	—	(6)	—	—	(6)	—	(6)
Amounts due to parent under tax sharing agreement	—	(5)	—	—	(5)	—	(5)
Other comprehensive loss, net of tax	—	—	—	(5)	(5)	(3)	(8)
December 31, 2014	$—	$540	$166	$(16)	$690	$6	$696

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Operations
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
We are organized into a ring-fenced group in order to maintain corporate separateness from Dynegy and its other legal entities. We have an independent director, whose consent is required for certain corporate actions, including material transactions with affiliates. We maintain separate books, records and bank accounts and separately appoint officers.  Furthermore, we pay liabilities from our own funds, conduct business in our own name and have restrictions on pledging our assets for the benefit of certain other persons.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior period amounts in our consolidated statements of operations have been reclassified to conform to current year presentation. Accounting policies for all of our operations are in accordance with accounting principles generally accepted in the United States of America.
Noncontrolling Interest. Noncontrolling interest is comprised of the 20 percent of EEI we do not own. This noncontrolling interest is classified as a component of equity separate from our equity in our consolidated balance sheets.
Use of Estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make informed estimates and judgments that affect our reported financial position and results of operations based on currently available information. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (i) developing fair value assumptions, including estimates of future cash flows and discount rates, (ii) analyzing tangible assets for possible impairment, (iii) estimating the useful lives of our assets and Asset Retirement Obligations (“AROs”), (iv) assessing future tax exposure and the realization of deferred tax assets, (v) determining amounts to accrue for contingencies, guarantees and indemnifications and (vi) estimating various factors used to value our pension assets and liabilities. Actual results could differ materially from our estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Inventory. Our commodity and materials and supplies inventories are carried at the lower of weighted average cost or market.
Property, Plant and Equipment. Property, plant and equipment, which consist principally of power generating facilities, including capitalized interest, is generally recorded at historical cost. Expenditures for major installations, replacements, and improvements or betterments are capitalized and depreciated over the expected life cycle. Expenditures for maintenance, repairs and minor renewals to maintain the operating condition of our assets are expensed. As a result of the AER Acquisition, we adjusted the economic service lives of our long-lived assets which resulted, and will result, in a $28 million increase to depreciation expense for the year ended December 31, 2014 and future years. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from one to 29 years.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated economic service lives of our asset groups are as follows:

Asset Group	Range of Years
Power generation facilities	1 to 29
Environmental upgrades	5 to 25
Buildings and improvements	7 to 29
Office and other equipment	3 to 20
Impairment of Long-lived Assets. We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets with the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount of the carrying value that exceeds the estimated fair value of the assets. In the period in which we determine an asset meets held for sale criteria, we record an impairment charge to the extent the carrying value exceeds its fair value less cost to sell. Please read Note 3—Asset Sales for further discussion.
    Asset Retirement Obligations. Authoritative accounting guidance requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to make adjustments to AROs based on changes in the estimated fair values of the obligations. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing, or amount of cash flows associated with AROs affect our estimates of fair value. We have recorded AROs for retirement costs associated with asbestos removal, river structures and coal combustion residual (“CCR”) facilities.
The following table provides a reconciliation of the beginning and ending carrying amounts of AROs for the year ended December 31, 2014:

(amounts in millions)
Balance at December 31, 2012	$59
Liabilities incurred	3
Liabilities settled (1)	(28)
Accretion expense	4
Revision of previous estimate	5
Balance at December 31, 2013	43
Accretion expense	3
Revision of previous estimate (2)	44
Balance at December 31, 2014	$90
__________________________________________

(1)
Under the terms of the agreement entered into on March 14, 2013 to divest New AER to IPH, Ameren retained the existing AROs associated with the closure of the Meredosia and Hutsonville facilities, which were estimated at $28 million as of the date of divestiture, December 2, 2013.

(2)
During 2014, we revised our ARO upward by $44 million based on observed trends in Illinois primarily related to CCR surface impoundment closures, groundwater monitoring and updated cost estimates for asbestos in accordance with the standards used in the industry.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies, Commitments, Guarantees and Indemnifications.  We are involved in numerous lawsuits, claims, proceedings and tax-related audits in the normal course of our operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our consolidated balance sheets. These reserves are based on estimates and judgments made by management with respect to the likely outcome of these matters, including any applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. Liabilities for environmental contingencies are recorded when an environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based, in part, on relevant past experience, currently enacted laws and regulations, existing technology, site-specific costs and cost-sharing arrangements. Recognition of any joint and several liability is based upon our best estimate of our final pro-rata share of such liability.
Operating Revenue. Revenue is earned from the facilities based on generation for the sale of energy and the sale of capacity. Operating revenue for electric service is recorded based on net generation in accordance with our PSA with Illinois Power Marketing Company (“IPM”). Revenue is recognized when the product or service is delivered to a customer, unless they meet the definition of a derivative.
Fair Value Measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Our estimate of fair value reflects the impact of credit risk. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs are classified as readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the classification of the inputs used to calculate the fair value of a transaction. The inputs used to measure fair value have been placed in a hierarchy based on priority.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•
Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

•
Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using industry-standards models or other valuation methodologies, in which substantially all assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and swaps.

•
Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to our needs. At each balance sheet date, we perform an analysis of all instruments and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The determination of fair value incorporates various factors. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of our nonperformance risk on our liabilities. Valuation adjustments are generally based on capital market implied ratings evidence when assessing the credit standing of our counterparties and when applicable, adjusted based on management’s estimates of assumptions market participants would use in determining fair value.
Income Taxes. Upon the AER Acquisition, we were acquired in a transaction that resulted in an “ownership change,” as defined under IRC Section 382. Prior to the AER Acquisition, we were included in the consolidated federal and state income tax returns of Ameren Corporation. Genco and Ameren Corporation were parties to a tax sharing agreement that provided that the amount of tax recognized is similar to that which would have been owed had we been separately subject to tax.
Upon the closing of the AER Acquisition, we are included in the consolidated federal and state returns of Dynegy. Genco and Dynegy entered into a tax sharing agreement effective December 2, 2013, which was amended and restated as of December 31, 2014. Under the terms of the new tax sharing agreement, we recognize taxes based on a separate company income tax return basis and settle taxes with Dynegy at the discretion of either Dynegy’s or Genco’s management, as defined in the agreement.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Genco’s tax payable of $5 million has been recorded at the total amount due to Dynegy under its tax sharing agreement for all of its subsidiaries in accordance with ASC 740, which resulted in a charge to equity of $5 million.
As a result of the AER Acquisition, we are under IRC Section 382, and are subject to a limitation in the amount of net operating losses (“NOLs”) that could be used in any one year following this ownership change. Further, we are subject to a worthless stock loss deduction equal to Ameren’s tax basis in our stock prior to the AER Acquisition. Accordingly, we determined that our pre-acquisition NOLs are unlikely to be used against future taxable income and the estimated benefits therefrom have been written down to zero. We have also recorded the effects of a reduction of other tax basis, totaling $425 million. The adjustments to our NOLs and tax attributes resulted in a charge to paid-in capital at the Acquisition Date of $6 million and $178 million for the years ended December 31, 2014 and 2013, respectively. We also increased our income tax benefit by $9 million for the year ended December 31, 2014 and reduced our income tax benefit by $39 million for the year ended December 31, 2013. Please read Note 12—Income Taxes for further discussion.
We use an asset and liability approach for our financial accounting and reporting of income taxes, in accordance with authoritative accounting guidance. Deferred tax assets and liabilities are recognized for transactions that are treated differently for financial reporting and income tax return purposes. These deferred tax assets and liabilities are based on statutory tax rates.
Employee Separation and Other Charges.     In each of the past three years, employee separation programs were initiated to reduce positions under the terms and benefits consistent with our former parent Ameren’s standard management separation program. We recorded pretax charges related to these programs of less than $1 million, $3 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These charges were recorded in Operating and maintenance expense on the consolidated statements of operations. In 2015, we do not expect to pay out severance benefits.
Accounting Standards Adopted
Presentation of Unrecognized Tax Benefits. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11-Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this ASU are prospective and effective for interim and annual periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on our consolidated financial statements.
Pushdown Accounting. In November 2014, the FASB issued ASU 2014-17-Business Combinations (Topic 805). The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. In the event change in control of an entity occurred prior to the effective date of this ASU, and financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The guidance in this ASU is effective on November 18, 2014. We have not elected to apply this guidance to our financial statements.
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
Revenue from Contracts with Customers. In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). The amendments in this ASU develop

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) by removing inconsistencies and weaknesses in revenue requirements, providing a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, providing more useful information to users of financial statements and simplifying the preparation of financial statements. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2016. We are currently assessing this ASU; however, we do not anticipate the adoption of this ASU having a material impact on our consolidated financial statements.
Note 3—Asset Sales
In October 2013, we divested our Elgin, Gibson City and Grand Tower gas-fired facilities (the “Gas-Fired Facilities”) to Ameren Energy Medina Valley Cogen LLC (“Medina Valley”), an affiliate of Ameren Energy Resources Company, LLC (“AER”) that IPH did not acquire in the AER Acquisition, under a put option agreement that was assumed by Medina Valley and exercised by us in March 2013 (the “Put Option”). We recorded a pretax charge to earnings of $199 million for 2013, to reflect the impairment of the Gas-Fired Facilities under the held for sale model. Fair value was based on the actual sales price of $138 million realized upon sale of the Gas-Fired Facilities to Medina Valley in October 2013. Under the Put Option, Medina Valley is obligated to pay us after-tax proceeds realized on the sale of the Gas-Fired Facilities in excess of $138 million, net of any indemnifications per the Rockland Agreement, within two years of January 31, 2014. The excess proceeds have been placed in escrow and are subject to change for purchase and sale obligations between Medina Valley and Rockland.
The 2013 impairment recorded was primarily related to the Gibson City and Grand Tower Gas-Fired Facilities as the Elgin facility was previously impaired (pretax charge to earnings of $70 million) under held and used accounting guidance during the fourth quarter of 2012.
We did not record impairment charges for the year ended December 31, 2014. The following table summarizes the pretax impairment charges recognized on long-lived assets for the years ended December 31, 2013 and 2012:

(amounts in millions)	Long-Lived Assets and Related Charges
2013	$199
2012	$70
Key assumptions used in the determination of estimated undiscounted cash flows of our long-lived assets tested for impairment under a held and used model included forward price projections for energy and fuel costs, the expected life or duration of ownership of the long-lived assets, environmental compliance costs and strategies and operating costs. These assumptions are subject to a high degree of judgment and complexity. In comparison, impairment analysis under the held for sale model involves only comparison of the carrying cost of the asset group to the asset group’s estimated fair value less cost to sell and recording an impairment charge for any excess of that carrying value over the estimated fair value less cost to sell. We assess impairment at the lowest level of identifiable cash flows.
Each of the above charges was recorded in Impairment and other charges on our consolidated statements of operations. The impairment charges did not result in a violation of our debt covenants or counterparty agreements. These assets and liabilities held for sale were measured at fair value on a nonrecurring basis, based on the cash proceeds of $138 million, which is an input classified as Level 3 within the fair value hierarchy.
Note 4—Derivative Financial Instruments
We did not have a material amount of derivative instruments as of December 31, 2014 and 2013.
Impact of Derivatives on the Consolidated Statements of Operations
The cumulative amount of pretax net losses on interest rate derivative instruments in accumulated other comprehensive income (“AOCI”) was $5 million, $6 million and $7 million as of December 31, 2014, 2013 and 2012, respectively. These interest rate swaps were executed in 2007 and designated as a cash flow hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is being amortized over a 10-year period that began in April 2008, $1.4 million of which was amortized in 2014.
Financial Instruments Not Designated as Hedges. There was no material impact of mark-to-market gains (losses) on our consolidated statements of operations for the year ended December 31, 2014. Revenues on our consolidated statements of operations for the years ended December 31, 2013 and December 31, 2012 include mark-to-market gains of $7 million and losses of $18 million, respectively, related to our commodity derivatives.
Note 5—Fair Value Measurements
Fair Value of Financial Instruments.  We have determined estimated fair value amounts using available market information and selected valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of December 31, 2014 and 2013, respectively. All fair values presented below are classified within Level 2 of the fair value hierarchy.

	December 31, 2014		December 31, 2013
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.95% Senior Notes Series F, due 2032 (1)	$274	$241	$274	$223
7.00% Senior Notes Series H, due 2018	$300	$264	$300	$260
6.30% Senior Notes Series I, due 2020	$250	$208	$250	$200
__________________________________________

(1)	Carrying amount includes unamortized discount of $1 million as of December 31, 2014 and 2013. Please read Note 10—Debt for further discussion.
Note 6—Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, by component are as follows:

	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Beginning of period	$(11)	$(40)	$(72)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) and plan amendments (net of tax benefit (expense) of $4, ($8) and ($20), respectively)	(8)	12	28
Amounts reclassified from accumulated other comprehensive income (loss):
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges, net (net of tax benefit of zero, zero and zero, respectively) (1)	1	1	1
Settlement loss on pension plan (net of tax benefit of zero, zero and zero, respectively) (2)	2	—	—
Amortization of unrecognized prior service credit and actuarial loss (net of tax expense of zero, $1 and $2, respectively) (3)	—	1	3
Reclassification of curtailment gain included in net loss (net of tax benefit of zero, $9 and zero, respectively) (4)	—	(13)	—
Net current period other comprehensive income (loss), net of tax	(5)	1	32
AER Acquisition (net of tax expense of zero, $20 and zero, respectively) (5)	—	28	—
End of period	$(16)	$(11)	$(40)
__________________________________________

(1)
Amount related to the reclassification of mark-to-market loss on cash flow hedging activities, net and was recorded in Interest expense on our consolidated statements of operations. Please read Note 4—Derivative Financial Instruments for further discussion.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Amount related to the settlement loss on the EEI pension plan and is included in the computation of total benefit cost (gain). Please read Note 14—Savings and Pension and Other Post-Retirement Benefit Plans for further discussion.

(3)
Amounts are associated with our defined benefit pension and other post-retirement benefit plans and are included in the computation of net periodic benefit cost (gain). Please read Note 14—Savings and Pension and Other Post-Retirement Benefit Plans for further discussion.

(4)
Amount related to the EEI curtailment gain on pension and postretirement benefit plans and was recorded in Operating and maintenance expense in our consolidated statements of operations. Please read Note 14—Savings and Pension and Other Post-Retirement Benefit Plans for further discussion.

(5)
Amount related to the transfer of certain defined benefit pension and other postretirement benefit plans as a part of the AER Acquisition. Please read Note 14—Savings and Pension and Other Post-Retirement Benefit Plans for further discussion.

Note 7—Cash Flow Information
Following are supplemental disclosures of cash flow and non-cash investing and financing information:

	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Interest paid (net of amount capitalized)	$39	$41	$49
Income taxes, net	$—	$(65)	$(15)
Other non-cash investing and financing activity:
Non-cash capital expenditures (1)	$3	$3	$3
Capital contributions from parent	$—	$72	$—
__________________________________________

(1)	These expenditures are primarily for changes in our accruals of capital expenditures for all years presented.
Note 8—Inventory
A summary of our inventories is as follows:

	December 31,
(amounts in millions)	2014	2013
Materials and supplies	$30	$33
Coal	51	43
Fuel oil	1	2
Total	$82	$78
Note 9—Property, Plant and Equipment
A summary of our property, plant and equipment is as follows:

	December 31,
(amounts in millions)	2014	2013
Power generation	$1,509	$1,514
Environmental upgrades	1,201	1,081
Building and improvements	276	275
Office and other equipment	30	30
Property, plant and equipment	$3,016	$2,900
Less: Accumulated depreciation and amortization	(1,145)	(1,027)
Property, plant and equipment, net	$1,871	$1,873

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes total interest costs incurred and interest capitalized related to costs of construction projects in process:

	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Total interest costs incurred	$59	$60	$60
Capitalized interest	$20	$18	$13
Note 10—Debt
A summary of our long-term debt is as follows:

	December 31,
(amounts in millions)	2014	2013
Unsecured notes:
7.95% Senior Notes Series F, due 2032	$275	$275
7.00% Senior Notes Series H, due 2018	300	300
6.30% Senior Notes Series I, due 2020	250	250
	825	825
Unamortized discount	(1)	(1)
Total long-term debt	$824	$824
Aggregate maturities of the principal amounts of all long-term indebtedness, excluding unamortized discounts, as of December 31, 2014 are as follows: 2015—zero, 2016—zero, 2017—zero, 2018—$300 million, 2019—zero and thereafter—$525 million.
Indenture Provisions and Other Covenants
Certain of our financial obligations and all of our senior notes include provisions which, if not met, could require early payment, additional collateral support or similar actions.  The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events and acceleration of other financial obligations. At December 31, 2014, we were in compliance with the provisions and covenants contained within our indenture. Our indenture also includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these required ratios:

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
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on December 31, 2014 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends and borrow additional funds from external, third-party sources. As a result, we were restricted from paying dividends as of December 31, 2014.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In order for us to issue securities in the future, we will have to comply with all applicable requirements in effect at the time of any such issuances.
Note 11—Related Party Transactions
We have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power purchases and sales, services received or rendered, and borrowings and lendings. Below are the material related party agreements.
The following table summarizes the affiliate accounts receivable and payable on our consolidated balance sheets.

	December 31, 2014		December 31, 2013
(amounts in millions)	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
Power supply agreements	$88	$—	$58	$—
Services agreement	—	1	—	—
Tax sharing agreement	—	5	—	—
Other (1)	—	7	1	—
Total	$88	$13	$59	$—
__________________________________________

(1)	As of December 31, 2014, approximately $5 million of the accounts payable, affiliate balance is comprised of reimbursable employee benefits paid by a Dynegy subsidiary on behalf of Genco.
The following table presents the impact of related party transactions on our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

		Year Ended December 31,
(amounts in millions)	Income Statement Line Item	2014	2013	2012
Power supply agreements	Revenues	$646	$709	$804
Natural gas sales to Medina Valley	Revenues	$—	$—	$1
Services provided to AER affiliates	Revenues	$—	$6	$—
Ameren Missouri gas transportation agreement	Cost of sales	$—	$1	$1
EEI power supply agreement	Cost of sales	$—	$66	$1
Services agreement	Operating and maintenance expense	$43	$13	$21
Power Supply Agreements
Genco has a PSA with Illinois Power Marketing Company (“IPM”), whereby Genco agreed to sell and IPM agreed to purchase all of the capacity and energy available from Genco’s generation fleet. IPM entered into a similar PSA with Illinois Power Resources Generating LLC (“IPRG”), a related party. Under the PSAs, revenues allocated between Genco and IPRG are based on reimbursable expenses and generation of each entity. Each PSA will continue through December 31, 2022, and from year to year thereafter. Either party to the respective PSA may elect to terminate the PSA by providing the other party with no less than six months advance written notice.
EEI has a PSA with IPM, whereby EEI agreed to sell and IPM agreed to purchase all of the capacity and energy available from EEI’s generation fleet. The price that IPM pays for capacity is set annually based upon prevailing market prices. IPM pays spot market prices for the associated energy. In addition, EEI will at times purchase energy from IPM to fulfill obligations to a non-affiliated party. The PSA will continue through December 31, 2022. Either party to the PSA may elect to terminate the PSA by providing the other party with no less than six months advance written notice.
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Tax Sharing Agreement
We are included in the consolidated tax returns of Dynegy. Under U.S. federal income tax law, Dynegy files consolidated income tax returns for itself and its subsidiaries. Dynegy is responsible for the federal tax liabilities of its subsidiaries which include the income and business activities of the ring-fenced entities and Dynegy’s other affiliates.  Genco and Dynegy entered into a tax sharing agreement on December 2, 2013 that provides that we recognize taxes based on a separate company income tax return basis, as defined in the agreement. The tax sharing arrangement was amended as of December 31, 2014 and provides that accumulated taxes payable to Dynegy, and any associated interest, be settled at the discretion of Dynegy or us.
Note 12—Income Taxes
Income Tax Benefit. We are subject to U.S. federal and state income taxes on our operations. Our loss before income taxes was $97 million, $254 million and $69 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following table presents the principal reasons why the effective income tax rate differed from the statutory federal income tax rate:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate:	35%	35%	35%
Increases (decreases) from:
Tax credits	—	—	(2)
State tax	6	6	7
Reserve for uncertain tax positions	—	—	2
Acquisition adjustment (1)	9	(15)	—
Effective income tax rate	50%	26%	42%
_________________________________________

(1)	Acquisition adjustments relating to the impacts of the change in ownership under IRC Section 382 and other tax attribute reductions.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of income tax benefit:

	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Current taxes:
Federal	$1	$50	$15
State	—	14	5
Deferred taxes:
Federal	39	(6)	6
State	9	6	2
Deferred investment tax credits, amortization	—	1	1
Total income tax benefit	$49	$65	$29
The Illinois corporate income tax rate is scheduled to decrease from 9.5 percent to 7.75 percent in 2015, and it is scheduled to return to 7.3 percent in 2025.
The following table presents the deferred tax assets and deferred tax liabilities recorded as a result of temporary differences:

	December 31,
(amounts in millions)	2014	2013
Accumulated deferred income taxes, net liability (asset):
Plant related	$551	$541
Deferred employee benefit costs	(6)	(24)
ARO	(36)	(16)
NOLs	(7)	—
Other	(9)	38
Total net accumulated deferred income tax liabilities	$493	$539
Uncertain Tax Positions. A reconciliation of the change in the unrecognized tax benefit balance is as follows:

	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Unrecognized tax benefits - beginning of year	$—	$6	$9
Increases based on tax positions prior to current year	—	2	1
Decreases based on tax positions prior to current year	—	(3)	(2)
Decreases based on tax positions related to current year	—	(1)	(1)
Adjustment of balance due to change in ownership	—	(3)	—
Decreases related to the lapse of statute of limitations	—	(1)	(1)
Unrecognized tax benefits - end of year	$—	$—	$6
Total unrecognized tax benefits (detriments) that, if recognized, would affect the effective tax rates	$—	$—	$—
Interest charges (income) and penalties accrued on tax liabilities on a pretax basis are recognized as interest charges (income) or miscellaneous expense, respectively, in our consolidated statements operations.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the change in the liability for interest on unrecognized tax benefits is as follows:

	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Liability for interest - beginning of year	$—	$1	$1
Adjustment of balance due to change in ownership	—	(1)	—
Liability for interest - end of year	$—	$—	$1
As of December 31, 2014, 2013 and 2012, we accrued no amount for penalties with respect to unrecognized tax benefits.
Upon the closing of the AER Acquisition, we are included in the consolidated federal and state tax returns of Dynegy. Genco and Dynegy entered into a tax sharing agreement effective December 2, 2013, which was amended and restated as of December 31, 2014. Under the terms of the new tax sharing agreement, we recognize taxes based on a separate company income tax return basis and settle taxes with Dynegy at the discretion of either Dynegy’s or Genco’s management, as defined in the agreement. Genco’s tax payable of $5 million has been recorded at the total amount due to Dynegy under its tax sharing agreement for all of its subsidiaries in accordance with ASC 740, which resulted in a charge to equity of $5 million.
As a result of the AER Acquisition, we are under IRC Section 382 and are subject to a limitation in the amount of NOLs that could be used in any one year following the ownership change. Further, we are subject to a worthless stock loss deduction equal to Ameren’s tax basis in our stock prior to the AER Acquisition. Accordingly, we determined that our pre-acquisition NOLs are unlikely to be used against future taxable income, and the estimated benefits therefrom have been written down to zero. We have also recorded the effects of a reduction of other tax basis, totaling $425 million. The adjustments to our NOLs and tax attributes resulted in a charge to paid-in capital at the Acquisition Date of $6 million and $178 million for the years ended December 31, 2014 and 2013, respectively. We also increased our income tax benefit by $9 million for the year ended December 31, 2014 and reduced our income tax benefit by $39 million for the year ended December 31, 2013.
As of December 31, 2014, we had approximately $16 million of state NOLs and $16 million federal NOLs on a separate return basis. We are currently under federal audit for the periods 2012 through 2013. State income tax returns are generally subject to examination for a period of three years after filing of the return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As a result of the AER Acquisition, we are indemnified by Ameren for any federal or state tax adjustment for tax periods prior to December 2, 2013.
Note 13—Commitments and Contingencies
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
Other Commitments and Contingencies
In conducting our operations, we have routinely entered into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in our businesses. These commitments have been typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, storage and leases for office space, equipment, design and construction, plant sites and power generation assets. The following describes the more significant contingencies and commitments outstanding at December 31, 2014.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Source Review and Clean Air Litigation. Since 1999, the EPA has been engaged in a nationwide enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the New Source Review and New Source Performance Standard provisions under the Clean Air Act (“CAA”) when the plants implemented modifications. The EPA’s initiative focuses on whether projects performed at power plants triggered various permitting requirements, including the need to install pollution control equipment.
CAA Section 114 Information Requests. Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the CAA. The requests sought detailed operating and maintenance history data with respect to our Coffeen, Newton and Joppa facilities. In August 2012, the EPA issued a Notice of Violation alleging that projects performed in 1997, 2006 and 2007 at our Newton facility violated Prevention of Significant Deterioration, Title V permitting and other requirements. We believe our defenses to the allegations described in the Notice of Violation are meritorious. A decision by the U.S. Court of Appeals for the Seventh Circuit in 2013 held that similar claims older than five years were barred by the statute of limitations. If not overturned, this decision may provide an additional defense to the allegations in our Newton facility Notice of Violation.
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
Variance. In January 2014, an environmental group filed a petition in the Illinois Fourth District Appellate Court seeking review of the Illinois Pollution Control Board’s (“IPCB”) November 2013 decision and order granting the variance relief . In response, IPH filed a Motion to Dismiss, and on February 24, 2014, the Appellate Court granted the motion and dismissed the appeal. In April 2014, the environmental group filed a petition for leave to appeal the Appellate Court’s decision with the Illinois Supreme Court. We filed an answer opposing review by the court. On September 24, 2014, the Illinois Supreme Court denied the petition for leave to appeal.
Groundwater. Hydrogeologic investigations of the CCR surface impoundments have been performed at the Newton, Coffeen and Joppa facilities.  Groundwater monitoring results indicate that the CCR surface impoundments at each of our facilities potentially impact onsite groundwater.
In 2012, the Illinois EPA issued violation notices with respect to groundwater conditions at our Newton and Coffeen facilities’ CCR surface impoundments. In February 2013, the Illinois EPA provided written notice that it may pursue legal action with respect to each of these matters through referral to the Illinois Office of the Attorney General. In addition, the Illinois EPA has issued a permit modification for our Newton facility’s active CCR landfill that requires us to perform assessment monitoring concerning previously reported groundwater quality standard exceedances and to submit the findings of that assessment, including proposed courses of action, in April 2015.
At this time we cannot reasonably estimate the costs or range of costs of resolving our Newton, Coffeen and Joppa groundwater matters, but resolution of these matters may cause us to incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows.
Coal Commitments. At December 31, 2014, we had contracts in place to purchase coal for our various generation facilities with minimum commitments of $562 million through 2020. To the extent forecasted volumes have not been priced but are subject to a price collar structure, the obligations have been calculated using the minimum purchase price of the collar.
Coal Transportation. At December 31, 2014, we had coal transportation contracts in place through 2023 and rail car leases in place through 2026 with aggregate minimum commitments of $257 million.
Environmental Compliance Obligations. To comply with environmental regulations with respect to certain of our generation facilities, we estimate costs, excluding capitalized interest, of approximately $204 million for the completion of scheduled milestones related to the installation of the Newton facility scrubber systems, such that the fleet will comply with certain SO2 emission limits approved in the variance granted by the IPCB in November 2013. The first milestone of the IPCB’s order requires the completion of engineering design by July 2015, while the last milestone requires major equipment components being placed into final position on or before September 1, 2019. We currently estimate this contract will be in effect for a period of five or more years. We are currently scheduled to complete the Newton scrubber project by the end of 2019 with minimal costs anticipated in 2020. Either party can terminate this contract based on certain events as specified in the contract.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnifications and Guarantees
In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements, and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote.
Guaranty
Guaranty Agreement. In connection with the AER Acquisition, Genco has provided an uncapped Guaranty Agreement of certain obligations of IPH under the AER Transaction Agreement. Certain of the guaranteed obligations under the Guaranty Agreement will survive indefinitely. Concurrently with the closing of the AER Transaction Agreement on the Acquisition Date, Genco entered into the Guaranty Agreement in favor of Ameren, pursuant to which Genco guaranteed certain of IPH’s credit support obligations and tax and environmental indemnification obligations under the AER Transaction Agreement.
Other Minimum Commitments
We have a facilities service agreement obligation of $4 million to maintain transmission system stability in connection with our Coffeen facility through 2039. In addition, we have minimum lease payment obligations associated with office space and equipment leases of less than $1 million per year through 2018.
During the years ended December 31, 2014, 2013 and 2012, we recognized rental expense of approximately less than $1 million, $4 million and $4 million, respectively.
Note 14—Savings and Pension and Other Post-Retirement Benefit Plans
Savings Plans
Effective December 2, 2013, our employees, excluding the EEI employees, participate in the Dynegy Inc. 401(k) Plan. The Ameren 401(k) plan covered all eligible employees, including our employees, prior to December 2, 2013, the date of the AER Acquisition. Prior to December 31, 2013, the EEI Bargaining Unit 401(k) Plan covered all eligible EEI union employees and the EEI Management 401(k) Plan covered all eligible EEI management employees. Effective January 1, 2014, these plan benefits were frozen and contributions stopped as of that date and EEI participants became eligible to participate in the Dynegy Inc. 401(k) Plan. These plan benefits were merged into the Dynegy Inc. 401(k) Plan on June 26, 2014. These 401(k) plans allowed employees to contribute a portion of their compensation in accordance with specific guidelines. The plan sponsor matched a percentage of the employee contributions up to certain limits. Our portion of the matching contribution to the Dynegy Inc. 401(k) plan was $1 million and zero for the year ended December 31, 2014 and the period from December 2, 2013 through December 31, 2013, respectively. Our portion of the matching contribution to the Ameren 401(k) plan was $1 million for the period from January 1 through December 1, 2013 and the year ended December 31, 2012. The matching contribution to the EEI 401(k) plans was less than $1 million for the years ended December 31, 2014, 2013 and 2012.
Pension and Other Post-Employment Benefits
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
As a result of the AER Acquisition, Ameren retained the pension obligations associated with the current and former employees of Genco and the postretirement benefit obligations associated with the employees of Genco who were eligible to retire at December 2, 2013 with respect to such employees’ participation in Ameren’s single-employer pension and postretirement plans. Effective with the AER Acquisition, Dynegy assumed the postretirement benefit obligation for active union employees of New AER and its subsidiaries not eligible to retire based on the assumption of the collective bargaining agreements in place. Genco retained the pension and other postretirement benefit obligations associated with EEI’s current and former employees. As a result

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the AER Acquisition, certain EEI employees were terminated which resulted in a curtailment gain of $26 million which was recorded in Operating and maintenance expense in our consolidated statements of operations.
For our disclosures below, unless otherwise noted, we have reflected the obligations, plan assets and costs associated with EEI’s pension and postretirement plans. Also reflected is an allocation of our share of obligations, plan assets, and costs associated with our participation in Dynegy’s single-employer pension and postretirement plans on December 2, 2013 and thereafter and Ameren’s single-employer pension and postretirement plans through December 1, 2013. The allocation of obligations, plan assets and costs from our participation in Dynegy’s and Ameren’s single-employer pension plan was based on our employees’ share of total pensionable salaries. The allocation of obligations, plan assets and costs from our participation in Dynegy’s and Ameren’s single-employer postretirement plans was based on the number of our employees.
Obligations and Funded Status.  The following tables contain information about the obligations, plan assets and funded status of our pension and postretirement benefit plans as of December 31, 2014 and 2013. These amounts include the funded status of EEI’s pension and postretirement plans as well as an allocation of our share of obligation and plan assets associated with our participation in Dynegy’s and Ameren’s single-employer pension and postretirement plans.

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(amounts in millions)	2014	2013	2014	2013
Benefit obligation, beginning of the year	$89	$251	$50	$93
Transfer of liability to Ameren Services / Medina Valley (1)	—	(7)	—	(2)
Transfer of liability to Ameren (2)	—	(136)	—	(33)
Allocation of liability from Dynegy (3)	—	—	—	4
Service cost	3	5	1	2
Interest cost	4	10	2	3
Actuarial (gain) loss	7	(11)	11	(8)
Participant contributions	—	—	—	1
Benefits paid	(5)	(22)	(4)	(7)
Administrative expenses paid	—	(1)	—	—
Plan change	—	—	—	(4)
Curtailment loss	—	—	—	1
Settlements	(9)	—	—	—
Benefit obligation, end of the year	$89	$89	$60	$50
Fair value of plan assets, beginning of the year	$75	$183	$67	$83
Transfer of assets to Ameren Services / Medina Valley (1)	—	(6)	—	(1)
Transfer of assets to Ameren (2)	—	(130)	—	(21)
Actual return on plan assets	6	36	5	12
Employer contributions	3	15	—	—
Participant contributions	—	—	—	1
Benefits paid	(5)	(22)	(4)	(7)
Administrative expenses paid	—	(1)	—	—
Settlements	(9)	—	—	—
Fair value of plan assets, end of the year	$70	$75	$68	$67
Funded status	$(19)	$(14)	$8	$17

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_________________________________________

(1)	In October 2013, 52 employees from Genco were transferred to Ameren Services and Medina Valley through an internal reorganization.

(2)
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

(3)
Amount represents the 2013 allocation of the obligation from our participation in Dynegy’s single-employer plans. The 2014 allocation is included in the components of the benefit obligation listed in the table above.

Our accumulated benefit obligation related to pension plans was $89 million as of December 31, 2014 and 2013. Our accumulated benefit obligation related to other post-employment plans was $60 million and $50 million as of December 31, 2014 and 2013, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(amounts in millions)	2014	2013	2014	2013
Noncurrent asset (1)	$—	$—	$15	$21
Noncurrent liability	(19)	(14)	(7)	(4)
Net liability (asset) recognized	$(19)	$(14)	$8	$17
_________________________________________

(1)
The EEI union postretirement plan was over-funded as of December 31, 2014 and 2013 and the EEI management postretirement plan was over-funded as of December 31, 2013, which was included in our balance sheets in “Other assets.”

Pre-tax amounts recognized in AOCI consist of:

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
(amounts in millions)	2014	2013	2014	2013
Prior service credit	$(3)	$(3)	$(39)	$(43)
Net actuarial loss	20	17	50	44
Net loss recognized	$17	$14	$11	$1
The estimated amounts that will be amortized from accumulated OCI into net periodic benefit cost in 2015 are as follows:

(amounts in millions)	Pension Benefits (1)	Other Benefits (1)
Prior service credit	$—	$(4)
Net actuarial loss (gain)	(1)	3
Total	$(1)	$(1)
_________________________________________

(1)	Includes only amounts for EEI’s plans.
The amortization of prior service cost is determined using a straight line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Net Periodic Benefit Cost (Gain).  The following tables present the components of our net periodic benefit cost (gain) of the EEI pension and postretirement benefit plans and an allocation of net periodic benefit costs from our participation in Dynegy’s and Ameren’s pension and postretirement benefit plans:

	Pension Benefits
	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Service cost	$3	$5	$5
Interest cost	4	10	10
Expected return on plan assets	(5)	(13)	(13)
Amortization of:
Prior service credit	—	(1)	(1)
Actuarial loss	1	6	6
Net periodic benefit cost	3	7	7
Settlements	2	1	—
Curtailment loss (1)	—	—	2
Total benefit cost	$5	$8	$9
_________________________________________

(1)	Represents EEI’s pension plan curtailment loss recognized as a result of its 2012 employee reduction program.

	Other Benefits
	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Service cost	$1	$2	$3
Interest cost	2	3	6
Expected return on plan assets	(3)	(5)	(6)
Amortization of:
Prior service credit	(4)	(8)	(3)
Actuarial loss	3	5	4
Net periodic benefit cost (gain)	(1)	(3)	4
Curtailment gain (1)	—	(26)	—
Total benefit cost (gain)	$(1)	$(29)	$4
_________________________________________

(1)	Represents EEI’s management postretirement benefit plans’ curtailment gain recognized due to a reduction of employees as a result of the AER Acquisition.
In addition to the above net periodic benefit cost for pension benefits, we were allocated $1 million and $2 million in net periodic benefit costs from Ameren Services employees doing work on our behalf during the period from January 1 through December 1, 2013 and the year ended December 31, 2012, respectively. We were also allocated less than $1 million in net periodic benefit costs for postretirement benefits from Ameren Services employees doing work on our behalf during the period from January 1 through December 1, 2013 and the year ended December 31, 2012, respectively.
Assumptions.  The following table presents the assumptions used to determine our benefit obligations:

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Discount rate (1)	4.00%	4.82%	4.00%	4.78%
Rate of compensation increase (1)	3.50%	3.50%	3.50%	3.50%
_________________________________________

(1)	A weighted average rate of EEI’s and Dynegy’s pension and postretirement plans at December 31, 2014 and 2013.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate (1)	4.00%	(2)	4.36%	4.00%	(3)	4.29%
Expected return on plan assets (1)	6.16%	7.65%	7.84%	6.26%	7.59%	7.87%
Rate of compensation increase (1)	3.50%	(4)	3.70%	3.50%	(5)	3.86%
_________________________________________

(1)
A weighted average rate of EEI’s and Dynegy’s pension and postretirement plans for the year ended December 31, 2014. A weighted average rate of EEI’s and Ameren’s pension and postretirement plans for the years ended December 31, 2013 and 2012.

(2)
The discount rate used for EEI’s pension plan was 4.00 percent and 4.67 percent for the period from January 1, 2013 through December 1, 2013 and the period from December 2, 2013 through December 31, 2013, respectively. The discount rate used for Ameren’s pension plans was 4.00 percent for the period from January 1, 2013 through December 1, 2013.

(3)
The discount rate used for EEI’s postretirement plans was 4.00 percent for both EEI union and management employees for the period from January 1, 2013 through December 1, 2013 and 4.00 percent for EEI union employees and 4.75 percent for EEI management employees for the period from December 2, 2013 through December 31, 2013, respectively. The discount rate used for Ameren’s postretirement plans was 4.00 percent for the period from January 1, 2013 through December 1, 2013.

(4)
The average rate of compensation increase used for EEI’s pension plan was 5.97 percent and 3.50 percent for the period from January 1, 2013 through December 1, 2013 and the period from December 2, 2013 through December 31, 2013, respectively. The average rate of compensation increase used for Ameren’s pension plans was 3.50 percent for the period from January 1, 2013 through December 1, 2013.

(5)
The average rate of compensation increase used for EEI’s postretirement plans was 6.35 percent for EEI union employees and 3.81 percent for EEI management employees for the period from January 1, 2013 through December 1, 2013 and 6.35 percent for EEI union employees and 3.50 percent for EEI management employees and the period from December 2, 2013 through December 31, 2013, respectively. The average rate of compensation increase used for Ameren’s postretirement plans was 3.50 percent for the period from January 1, 2013 through December 1, 2013.

Our expected long-term rate of return on Dynegy’s pension plan assets and EEI’s pension plan assets is 5.70 percent and 6.00 percent, respectively, for the year ended December 31, 2015. Our expected long-term rate of return on EEI’s other post-employment plan assets is 6.20 percent for EEI union and salaried employees for the year ended December 31, 2015. This figure begins with a blend of asset class-level returns developed under a theoretical global capital asset pricing model methodology conducted by an outside consultant. In development of this figure, the historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long term. Current market factors such as inflation and interest rates are also incorporated in the assumptions. This figure gives consideration towards the plan’s use of active management and favorable past experience. It is also net of plan expenses.
The following summarizes our assumed health care cost trend rates:

	Other Benefits
	Year Ended December 31,
	2014	2013	2012
Dynegy - Health care cost trend rate assumed for next year	7.25%	N/A	N/A
Dynegy - Ultimate trend rate	4.50%	N/A	N/A
Dynegy - Year that the rate reaches the ultimate trend rate	2023	N/A	N/A
Ameren - Health care cost trend rate assumed for next year	N/A	5.00%	5.50%
Ameren - Ultimate trend rate	N/A	5.00%	5.00%
Ameren - Year that the rate reaches the ultimate trend rate	N/A	2013	2013
EEI - Health care cost trend rate assumed for next year	7.25%	(1)	8.30%
EEI - Ultimate trend rate	4.50%	4.50%	4.50%
EEI - Year that the rate reaches the ultimate trend rate	2023	(2)	2027
_________________________________________

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
The health care trend rate assumed for next year used for EEI’s postretirement plans was 7.96 percent for both EEI union and management employees for the period from January 1, 2013 through December 1, 2013 and 7.96 percent for EEI union employees and 7.75 percent for EEI management employees for the period from December 2, 2013 through December 31, 2013, respectively.

(2)
The year that the rate reaches the ultimate trend rate used for EEI’s postretirement plans was 2027 for both EEI union and management employees for the period from January 1, 2013 through December 1, 2013 and 2027 for EEI union employees and 2023 for EEI management employees for the period from December 2, 2013 through December 31, 2013, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The impact of a one percent increase/decrease in assumed health care cost trend rates is as follows:

(amounts in millions)	Increase	Decrease
Aggregate impact on service cost and interest cost (1)	$—	$—
Impact on accumulated post-employment benefit obligation (1)	$7	$(6)
_________________________________________

(1)	Includes amounts only for EEI’s plans.
Plan Assets.  Since we received an allocation, not a specific assignment, of Ameren’s and Dynegy’s single-employer plan assets, the asset related disclosures below focus on EEI’s plan assets, which are all specifically assigned to us and were retained by us after the AER Acquisition. In connection with the AER Acquisition, as of December 2, 2013, Ameren retained all of the plan assets within its single-employer pension and postretirement plans.
We employ a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. The target asset mix for EEI’s plan assets as of December 31, 2014 was approximately 60 percent to equity investments and approximately 40 percent to fixed income investments. EEI’s plan assets are routinely monitored and rebalanced as circumstances warrant.
Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investment. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, periodic asset/liability studies and annual liability measurements.
As described above, a portion of Dynegy’s pension and postretirement plan assets is allocated to us as of December 31, 2014 and 2013. The amount of Dynegy pension plan assets allocated to us for financial reporting purposes as of December 31, 2014 and 2013 was $2 million and zero, respectively, based on pensionable salaries. None of the Dynegy postretirement plan assets were allocated to us for financial reporting purposes as of December 31, 2014 and 2013 based on the number of our non-EEI employees. The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value related to our EEI pension and other post-employment plans. These assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of December 31, 2014
(amounts in millions)	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity securities:
U.S. companies (1)	6	62	—	68
International (3)	2	10	—	12
Fixed income securities (4)	3	51	—	54
Total	$13	$123	$—	$136

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value as of December 31, 2013
(amounts in millions)	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$—	$—	$1
Equity securities:
U.S. companies (1)	33	26	—	59
Non-U.S. companies (2)	—	14	—	14
International (3)	8	6	—	14
Fixed income securities (4)	13	41	—	54
Total	$55	$87	$—	$142
________________________________________

(1)	This category comprises a domestic common collective trust not actively managed that tracks the Dow Jones total U.S. stock market.

(2)	This category comprises a common collective trust not actively managed that tracks the MSCI All Country World Ex-U.S. Index.

(3)	This category comprises actively managed common collective trusts that hold U.S. and foreign equities. These trusts track the MSCI World Index.

(4)	This category includes a mutual fund and a trust that invest primarily in investment grade corporate bonds.
Contributions and Payments.  We are required to make contributions of $3 million to EEI's pension plan during 2015; however, we are not required, nor do we expect, to make any contributions associated with our participation in Dynegy’s pension plan during 2015.
The following table presents the cash contributions made to our pension benefit plans:

	Pension Benefits
	Year Ended December 31,
(amounts in millions)	2014	2013	2012
Allocation (1)	$—	$5	$4
EEI	3	10	7
Total	$3	$15	$11
_________________________________________

(1)
Represents an allocation of our share of cash contributions associated with our participation in Ameren’s pension plan for the years ended December 31, 2013 and 2012. There was no allocation of our share of cash contributions associated with our participation in Dynegy’s pension plan for the year ended December 31, 2014.

Our current funding policies are to forego further contributions to their postretirement benefit plans, except as necessary to fund benefit payments. There were no employer contributions to our postretirement plans for the years ended December 31, 2014, 2013 and 2012.
The expected pension and postretirement benefit payments for expected future service, as of December 31, 2014, are as follows:

(amounts in millions)	Pension Benefits (1)	Other Benefits (1)
2015	$6	$3
2016	$7	$3
2017	$7	$3
2018	$7	$3
2019	$7	$3
2020 - 2024	$31	$14
_________________________________________

(1)	Includes only amounts for EEI’s plans.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Quarterly Financial Information
The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2014 and 2013, respectively:

(in millions)	March 2014	June 2014	September 2014	December 2014
Revenues	$180	$138	$165	$165
Operating income (loss)	$3	$(35)	$(18)	$(7)
Net loss	$(4)	$(27)	$(17)	$—
Net loss attributable to Illinois Power Generating Company	$(6)	$(27)	$(17)	$—

(in millions)	March 2013	June 2013	September 2013	December 2013
Revenues	$194	$181	$278	$158
Operating income (loss) (1)	$(204)	$(25)	$1	$15
Net loss	$(129)	$(22)	$(5)	$(33)
Net loss attributable to Illinois Power Generating Company	$(129)	$(22)	$(5)	$(32)
_______________________________________

(1)	Includes pretax “Impairment and other charges” of $199 million recorded during the year ended December 31, 2013. Please read Note 3—Asset Sales for further discussion.