Form 10-Q
period 2015-03-31
Illinois Power Generating Co
filed 2015-05-14
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DEFINITIONS
As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IMA	In-market Asset Availability
IPH	IPH, LLC (formerly known as Illinois Power Holdings, LLC)
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service Inc.
MW	Megawatts
MWh	Megawatt Hour
NM	Not Meaningful
PJM	PJM Interconnection, LLC
PRIDE	Producing Results through Innovation by Dynegy Employees
PSA	Power Supply Agreement with respect to each of Illinois Power Generating Company and Illinois Power Resources Generating, LLC, or Power Sales Agreement with respect to Electric Energy, Inc.
S&P	Standard & Poor’s Ratings Services
SEC	U.S. Securities and Exchange Commission

i

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS
ILLINOIS POWER GENERATING COMPANY CONSOLIDATED BALANCE SHEETS (unaudited) (in millions, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$127	$126
Accounts receivable, affiliates	77	88
Accounts receivable	12	14
Inventory	96	82
Deferred income taxes, current	5	5
Prepayments and other current assets	13	11
Total Current Assets	330	326
Property, Plant and Equipment	3,028	3,016
Accumulated depreciation	(1,171)	(1,145)
Property, Plant and Equipment, Net	1,857	1,871
Other Assets	24	24
Total Assets	$2,211	$2,221
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$32	$39
Accounts payable, affiliates	25	13
Taxes accrued	14	11
Accrued interest	17	10
Accrued liabilities and other current liabilities	8	10
Total Current Liabilities	96	83
Long-term debt	824	824
Other Liabilities
Accumulated deferred income taxes, net	488	498
Asset retirement obligations	92	90
Other long-term liabilities	31	30
Total Liabilities	1,531	1,525
Commitments and Contingencies (Note 8)

Stockholder’s Equity
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	—	—
Additional paid-in capital	540	540
Accumulated other comprehensive loss, net of tax	(16)	(16)
Retained earnings	151	166
Total Illinois Power Generating Company Stockholder’s Equity	675	690
Noncontrolling interest	5	6
Total Equity	680	696
Total Liabilities and Equity	$2,211	$2,221
See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended March 31,
	2015	2014
Revenues	$143	$180
Cost of sales, excluding depreciation expense	(93)	(114)
Gross margin	50	66
Operating and maintenance expense	(42)	(39)
Depreciation and amortization expense	(25)	(24)
Operating income (loss)	(17)	3
Interest expense	(10)	(10)
Loss before income taxes	(27)	(7)
Income tax benefit	11	3
Net loss	(16)	(4)
Less: Net income (loss) attributable to noncontrolling interest	(1)	2
Net loss attributable to Illinois Power Generating Company	$(15)	$(6)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended March 31,
	2015	2014
Net loss	$(16)	$(4)
Other comprehensive loss before reclassifications:
Actuarial loss due to pension plan remeasurement (net of tax benefit of zero and $1 million, respectively)	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Settlement loss on pension plan (net of tax benefit of zero and zero, respectively)	—	1
Other comprehensive loss, net of tax	—	(1)
Comprehensive loss	(16)	(5)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1)	2
Total comprehensive loss attributable to Illinois Power Generating Company	$(15)	$(7)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16)	$(4)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	25	24
Deferred income taxes and investment tax credits, net	(10)	(28)
Other	2	(1)
Changes in working capital:
Accounts receivable, net	12	(40)
Inventory	(14)	(1)
Prepayments and other current assets	(2)	6
Accounts payable and accrued liabilities	14	53
Other	2	4
Net cash provided by operating activities	13	13
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12)	(12)
Net cash used in investing activities	(12)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Net increase in cash	1	1
Cash, beginning of year	126	190
Cash, end of period	$127	$191

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2015 and 2014

Note 1—Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by Generally Accepted Accounting Principles of the United States of America (“GAAP”).  The unaudited consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015, which we refer to as our “Form 10-K.” Unless the context indicates otherwise, throughout this report, the terms “Genco,” “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Illinois Power Generating Company and its direct and indirect subsidiaries.
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
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2015.
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
Accounting Standards Adopted During the Current Period
Reporting Discontinued Operations and Asset Disposals. In April 2014, the FASB issued ASU 2014-08-Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. The amendments in this ASU change the requirements for reporting discontinued operations in Subtopic 205-20. An entity is required to report within discontinued operations on the statement of operations the results of a component or group of components of an entity if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the associated assets and liabilities are required to be presented separately from other assets and liabilities on the balance sheet for all comparative periods. The ASU includes updated guidance regarding what meets the definition of a component of an entity. The new financial statement presentation provisions relating to this ASU are prospective and effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The adoption of this ASU did not have a material impact on our financial statements or disclosures.
Accounting Standards Not Yet Adopted
Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03-Interest-Imputation of Interest (Subtopic 835-30). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The guidance in this ASU is

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2015 and 2014

effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU should be applied on a retrospective basis, affecting all balance sheet periods presented.  We do not anticipate the adoption of this ASU will have a material impact on the presentation of our consolidated balance sheets.
Consolidation. In February 2015, the FASB issued ASU 2015-02-Consolidation (Topic 810). The amendments in this ASU respond to concerns about the current accounting for consolidation of certain legal entities, in particular: (i) consolidation of limited partnerships and similar legal entities, (ii) evaluating fees paid to a decision maker or a service provider as a variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, (iv) the effect of related parties on the primary beneficiary determination, and (v) consolidation of certain investment funds. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.
Extraordinary and Unusual Items. In January 2015, the FASB issued ASU 2015-01-Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The amendments in this ASU eliminate from GAAP the concept of extraordinary items and will no longer require separate classification of them within the statement of operations. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. We do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.
Revenue from Contracts with Customers. In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). The amendments in this ASU develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) by removing inconsistencies and weaknesses in revenue requirements, providing a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, providing more useful information to users of financial statements and simplifying the preparation of financial statements. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently assessing this ASU; however, we do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.
Note 3—Risk Management, Derivatives and Financial Instruments
We did not have a material amount of derivative instruments as of March 31, 2015 and December 31, 2014.
Impact of Derivatives on the Consolidated Statements of Operations
The cumulative amount of pretax net losses on interest rate derivative instruments in Accumulated Other Comprehensive Income (“AOCI”) was $5 million as of March 31, 2015 and December 31, 2014. These interest rate swaps were executed in 2007 as a partial hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is being amortized out of AOCI into our consolidated statements of operations over a 10-year period that began in April 2008, $1.4 million of which will be amortized in 2015.
Financial Instruments Not Designated as Hedges. There was no material impact of mark-to-market gains (losses) on our unaudited consolidated statements of operations for the three months ended March 31, 2015 and 2014.
Note 4—Fair Value Measurements
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2015 and 2014

The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of March 31, 2015 and December 31, 2014, respectively. All fair values presented below are classified within Level 2 of the fair value hierarchy.

	March 31, 2015		December 31, 2014
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.95% Senior Notes Series F, due 2032 (1)	$274	$240	$274	$241
7.00% Senior Notes Series H, due 2018	$300	$278	$300	$264
6.30% Senior Notes Series I, due 2020	$250	$217	$250	$208
__________________________________________

(1)	Carrying amount includes unamortized discount of $1 million as of March 31, 2015 and December 31, 2014. Please read Note 7—Debt for further discussion.
Note 5—Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, by component are as follows:

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Beginning of period	$(16)	$(11)
Other comprehensive loss before reclassifications:
Actuarial loss due to pension plan remeasurement (net of tax benefit of zero and $1 million, respectively)	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Settlement loss on pension plan (net of tax benefit of zero and zero, respectively) (1)	—	1
Net current period other comprehensive loss, net of tax	—	(1)
End of period	$(16)	$(12)
_______________________________________

(1)
Amount related to the settlement loss on the EEI pension plan and is included in the computation of total benefit cost (gain). Please read Note 11—Pension and Other Post-Employment Benefits for further discussion.

Note 6—Inventory
A summary of our inventories is as follows:

(amounts in millions)	March 31, 2015	December 31, 2014
Materials and supplies	$30	$30
Coal	65	51
Fuel oil	1	1
Total	$96	$82

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2015 and 2014

Note 7—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	March 31, 2015	December 31, 2014
Unsecured notes:
7.95% Senior Notes Series F, due 2032	$275	$275
7.00% Senior Notes Series H, due 2018	300	300
6.30% Senior Notes Series I, due 2020	250	250
	825	825
Unamortized discount	(1)	(1)
Total Long-term debt	$824	$824
Indenture Provisions and Other Covenants
Certain of our financial obligations and all of our senior notes include provisions which, if not met, could require early payment, additional collateral support or similar actions.  The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events and acceleration of other financial obligations. At March 31, 2015, we were in compliance with the provisions and covenants contained within our indenture. Our indenture also includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these required ratios:

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
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on March 31, 2015 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends and borrow additional funds from external, third-party sources. As a result, we were restricted from paying dividends as of March 31, 2015.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2015 and 2014

Note 8—Commitments and Contingencies
Contingencies
We record accruals for estimated losses from contingencies when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated.  In addition, we disclose matters for which management believes a material loss is reasonably possible.  Management assesses matters based on current information and makes judgments concerning their potential outcome, giving consideration to the nature of the claim, the amount, if any, and nature of damages sought and the probability of success.  Management regularly reviews any new information with respect to such contingencies and adjusts its assessment and estimates of such contingencies accordingly.  Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of any legal proceedings could involve amounts that are different from recorded accruals and that such differences could be material.
We are party to other routine proceedings arising in the ordinary course of business.  Any accruals or estimated losses related to these matters are not material. In management’s judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
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
Ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations and cash flows. A resolution could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties. At this time we are unable to make a reasonable estimate of the possible costs, or range of costs, that might be incurred to resolve these matters.
Groundwater. Hydrogeologic investigations of the coal combustion residuals (“CCR”) surface impoundments have been performed at the Newton, Coffeen and Joppa facilities.  Groundwater monitoring results indicate that the CCR surface impoundments at each of our facilities potentially impact onsite groundwater.
In 2012, the Illinois EPA issued violation notices with respect to groundwater conditions at our Newton and Coffeen facilities’ CCR surface impoundments. In February 2013, the Illinois EPA provided written notice that it may pursue legal action with respect to each of these matters through referral to the Illinois Office of the Attorney General. In addition, in April 2015, we submitted an assessment monitoring report to the Illinois EPA concerning previously reported groundwater quality standard exceedances at the Newton facility’s active CCR landfill. The report identifies the Newton facility’s inactive unlined landfill as the likely source of the contamination and recommends various measures to minimize the effects of that source on the groundwater monitoring results of the active landfill.
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2015 and 2014

Coal Transportation. During the three months ended March 31, 2015, we executed one new coal transportation contract from 2018 through 2027 with an aggregate commitment of $175 million. Under this contract, we have the ability to terminate our obligation beginning in the year 2021, which would reduce our commitment to $62 million.
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
Guaranty
Guaranty Agreement. Genco has provided an uncapped Guaranty Agreement of certain credit support obligations and tax and environmental indemnification obligations of IPH under a transaction agreement with Ameren Corporation (“Ameren”). Certain of the guaranteed obligations under the Guaranty Agreement will survive indefinitely.
Note 9—Related Party Transactions
We have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power purchases and sales, and services received or rendered. For a discussion of our material related party agreements, please read Note 11—Related Party Transactions of the Form 10-K.
The following table summarizes the affiliate accounts receivable and payable on our unaudited consolidated balance sheets.

	March 31, 2015		December 31, 2014
(amounts in millions)	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
Power supply agreements	$77	$—	$88	$—
Services agreement	—	10	—	1
Tax sharing agreement	—	5	—	5
Other (1)	—	10	—	7
Total	$77	$25	$88	$13
__________________________________________

(1)
At March 31, 2015 and December 31, 2014, approximately $8 million and $5 million, respectively, of the accounts payable, affiliate balance is comprised of reimbursable employee benefits paid by a Dynegy subsidiary on behalf of Genco.

The following table presents the impact of related party transactions on our unaudited consolidated statements of operations for the three months ended March 31, 2015 and 2014. It is based primarily on the agreements discussed below and in Note 11—Related Party Transactions of the Form 10-K.

		Three Months Ended March 31,
(amounts in millions)	Income Statement Line Item	2015	2014
Power supply agreements	Revenues	$142	$180
Services agreement	Operating and maintenance expense	$11	$10

Power Supply Agreements

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2015 and 2014

Genco has a PSA with Illinois Power Marketing Company (“IPM”), whereby Genco agreed to sell and IPM agreed to purchase all of the capacity and energy available from Genco’s generation fleet. IPM entered into a similar PSA with Illinois Power Resources Generating, LLC (“IPRG”). Under the PSAs, revenues allocated between Genco and IPRG are based on reimbursable expenses and generation of each entity. Each PSA will continue through December 31, 2022, and from year to year thereafter. Either party to the respective PSA may elect to terminate the PSA by providing the other party with no less than six months advance written notice.
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
Collateral Agreement
Genco has a collateral agreement with IPM pursuant to which IPM may require Genco to provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. The initial collateral limit for Genco is $15 million and IPM can demand an additional $7.5 million for a total limit not to exceed $22.5 million. There have been no amounts provided under this agreement to date.
Services Agreements
Dynegy and certain of its subsidiaries (collectively, the “Providers”) provide certain services (the “Services”) to IPH, and certain of its consolidated subsidiaries (collectively, the “Recipients”), which includes us and EEI.
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
Tax Sharing Agreement
We are included in the consolidated tax returns of Dynegy. Under U.S. federal income tax law, Dynegy files consolidated income tax returns for itself and its subsidiaries. Dynegy is responsible for the federal tax liabilities of its subsidiaries which include the income and business activities of the ring-fenced entities and Dynegy’s other affiliates.  Genco and Dynegy entered into a tax sharing agreement on December 2, 2013 that provides that we recognize taxes based on a separate company income tax return basis, as defined in the agreement. The tax sharing arrangement was amended at December 31, 2014 and provides that accumulated taxes payable to Dynegy, and any associated interest, be settled at the discretion of Dynegy or us.
Note 10—Income Taxes
We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions.  Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.
Note 11—Pension and Other Post-Employment Benefits
We offer defined benefit pension and other post-employment benefit plans covering our employees. Separately, our EEI employees and retirees participate in EEI’s single-employer pension and other post-employment plans. We consolidate EEI; therefore, EEI’s plans are reflected in our pension and other post-employment balances and disclosures. Please read Note 14—Savings and Pension and Other Post-Retirement Benefit Plans in our Form 10-K for further discussion.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2015 and 2014

Components of Net Periodic Benefit Cost.  The following table presents the components of our net periodic benefit cost of the EEI pension and other post-employment benefit plans for the three months ended March 31, 2015 and 2014. Also reflected is an allocation of net periodic benefit costs from our participation in Dynegy’s single-employer pension and other post-employment plans for the three months ended March 31, 2015 and 2014.

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(amounts in millions)	2015	2014	2015	2014
Service cost	$1	$1	$—	$—
Interest cost	1	1	1	1
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of:
Prior service credit	—	—	—	(1)
Actuarial loss	—	—	—	1
Net periodic benefit cost	1	1	—	—
Settlements	—	1	—	—
Total benefit cost	$1	$2	$—	$—

ILLINOIS POWER GENERATING COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended March 31, 2015 and 2014
Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K.
We are an electric generation subsidiary of Illinois Power Resources, LLC, which is an indirect wholly-owned subsidiary of Dynegy. We own and operate a merchant generation business in Illinois. Our current business operations are focused primarily on the unregulated power generation sector of the energy industry.
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
At March 31, 2015, our liquidity consisted of $127 million of cash on hand. As previously discussed, due to the ring-fenced nature of IPH, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities. Based on current projections as of March 31, 2015, we expect operating cash flows and daily working capital needs to be sufficiently covered by our cash on hand in 2015.
The following table presents net cash from operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Net cash provided by operating activities	$13	$13
Net cash used in investing activities	$(12)	$(12)
Net cash provided by financing activities	$—	$—
Operating Activities
Historical Operating Cash Flows. Cash provided by operations totaled $13 million for the three months ended March 31, 2015. During the period, our power generation business provided cash of $17 million primarily due to the operation of our power generation facilities and approximately $4 million of cash was provided related to changes in working capital and other, offset by $8 million in interest payments.
Cash provided by operations totaled $13 million for the three months ended March 31, 2014. During the period, we had sources of $6 million primarily due to the operation of our power generation facilities and approximately $15 million in positive changes in working capital, net of $4 million of increased collateral postings to satisfy our counterparty collateral demands, offset by $8 million in interest payments.
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
Collateral Postings. We use a portion of our capital resources in the form of cash to satisfy counterparty collateral demands. Our collateral postings to third parties were $5 million at March 31, 2015 and December 31, 2014. On February 26, 2014, Genco entered into a collateral agreement with Illinois Power Marketing Company (“IPM”) pursuant to which Genco may provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. We have provided no amounts to IPM under this agreement as of March 31, 2015.
Investing Activities
Capital Expenditures. We had capital expenditures of approximately $12 million and $12 million during the three months ended March 31, 2015 and 2014, respectively. These amounts included capitalized interest of $5 million for the three months ended March 31, 2015 and 2014.
Financing Activities
Historical Cash Flow from Financing Activities. During each of the three months ended March 31, 2015 and 2014, we had no cash flow from financing activities.
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
The following table summarizes these required ratios as of and for the three months ended March 31, 2015:

	Required Ratio	Actual Ratio
Restricted payment interest coverage ratio (1)	≥1.75	0.60
Additional indebtedness interest coverage ratio (2)	≥2.50	0.60
Additional indebtedness debt-to-capital ratio (2)	≤60%	55%
__________________________________________

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
Based on March 31, 2015 calculations, our interest coverage ratios are less than the minimum ratios required for us to borrow additional funds from external, third-party sources.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.

Dividends
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on March 31, 2015 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends. As a result, we were restricted from paying dividends as of March 31, 2015. Please read Note 7—Debt for further discussion on indenture provisions. We paid no dividends in 2015 or 2014.
 Credit Ratings
     In carrying out our commercial business strategy, our current non-investment grade credit ratings have resulted and may result in requirements that we either prepay obligations or post collateral to support our business.
The following table presents the principal credit ratings by Moody’s and S&P effective on the date of this report:

	Moody’s	S&P
Issuer/Corporate	B3	CCC+
Senior Unsecured	B3	CCC+

RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations for the three months ended March 31, 2015 and 2014.  Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly affect the demand for our services. At the end of this section, we have included our business outlook.
Genco has a PSA with IPM, whereby it agreed to sell and IPM agreed to purchase all of the capacity and energy available from its generation fleet. IPM entered into a similar PSA with Illinois Power Resources Generating, LLC (“IPRG”). Under the PSAs, revenues allocated between Genco and IPRG are based on reimbursable expenses and generation of each entity. Additionally, the revenues allocated include settled values of derivative instruments entered into by IPM to hedge commodity exposure related to Genco and IPRG generation.
Electric Energy, Inc. (“EEI”) has a PSA with IPM, whereby EEI agreed to sell and IPM agreed to purchase all of the capacity and energy available from EEI’s generation fleet. The price that IPM pays for capacity is set annually based upon prevailing market prices. IPM pays spot market prices for the associated energy. In addition, EEI will at times purchase energy from IPM to fulfill obligations to a non-affiliated party.
Ultimately, our sales are subject to market conditions for power. We principally use coal and limited amounts of natural gas for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply, demand and many other factors. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. As discussed above, IPM may hedge exposures related to our generation through derivative contracts and the settled value under those contracts are allocated to us through the PSAs. The reliability of our facilities, operations and maintenance costs and capital investment are key factors that we seek to control in order to optimize our results of operations, financial position and liquidity.

Consolidated Summary Financial Information — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table provides summary financial data regarding our consolidated results of operations for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2015	2014
Revenues	$143	$180	$(37)	(21)%
Cost of sales, excluding depreciation expense	(93)	(114)	21	18%
Gross margin	50	66	(16)	(24)%
Operating and maintenance expense	(42)	(39)	(3)	(8)%
Depreciation and amortization expense	(25)	(24)	(1)	(4)%
Operating income (loss)	(17)	3	(20)	NM
Interest expense	(10)	(10)	—	—%
Loss before income taxes	(27)	(7)	(20)	NM
Income tax benefit	11	3	8	NM
Net loss	(16)	(4)	(12)	NM
Less: Net income (loss) attributable to noncontrolling interest	(1)	2	(3)	(150)%
Net loss attributable to Illinois Power Generating Company	$(15)	$(6)	$(9)	150%

Million Megawatt Hours Generated	4.1	5.1	(1.0)	(20)%
IMA for Genco Facilities (1)	94%	92%
Average Capacity Factor for Genco Facilities (2)	60%	74%
Average Power Prices ($/MWh) (3)	$35.00	$35.22	$(0.22)	(1)%
 ________________________________________

(1)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues.

(2)	Reflects actual production as a percentage of available capacity.

(3)	Reflects the average price calculated from the revenues allocated to Genco from IPM per the PSAs. See Note 9—Related Party Transactions for further discussion.
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $37 million from $180 million for the three months ended March 31, 2014 to $143 million for the three months ended March 31, 2015. The decrease is due to lower revenues received through the PSA primarily as the result of lower sales volumes during the three months ended March 31, 2015.
Cost of Sales. Cost of sales decreased by $21 million from $114 million for the three months ended March 31, 2014 to $93 million for the three months ended March 31, 2015. The decrease is primarily due to lower generation volumes during the three months ended March 31, 2015.
Operating and Maintenance Expense. Operating and maintenance expense increased by $3 million from $39 million for the three months ended March 31, 2014 to $42 million for the three months ended March 31, 2015. The increase is primarily due to a $2 million increase in capital removal costs and labor at the Newton facility.
Income Tax Benefit. We reported an income tax benefit from continuing operations of $11 million and $3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase in the benefit is primarily related to the increase in our pretax loss when comparing the two periods.
Outlook
As of April 21, 2015, our expected remaining 2015 coal requirements are fully contracted and 88 percent priced. Our forecasted coal requirements for 2016 are 82 percent contracted and 64 percent priced. We look to procure and price additional fuel opportunistically. Our coal transportation requirements are fully contracted for 2015 and 2016. Our coal transportation requirements are more than 70 percent contracted for 2017 to 2019. In addition, we recently entered into a new long-term transportation agreement for our Joppa facility. The new Joppa transport contract will begin in 2018 and is also a reduction from the expected 2017 rate.
Through IPM, we commercialize our assets through a combination of physical participation in the MISO markets and bilateral capacity sales. For Planning Year 2013-2014, Local Resource Zone 4 cleared at $1.05 per MW-day. For Planning Year 2014-2015, Local Resource Zone 4 cleared at $16.75 per MW-day. For Planning Year 2015-2016, Local Resource Zone 4 cleared at $150 per MW-day with 1,403 MW sold, including 996 MW that are expected to cover obligations which are realized through the PSAs, leaving 407 MW that will receive the $150 per MW-day clearing price. We expect asset retirements and confirmed future capacity exports from MISO to PJM to continue shrinking the supply of generation in the market. MISO has forecasted the reserve margin falling below the needed generation level, known as the Planning Reserve Margin, that is currently 14.2 percent. MISO has forecasted reserve margins of 16.6 percent for Planning Year 2015-2016, 11.5 percent for Planning Year 2016-2017, 12.3 percent for Planning Year 2017-2018, 10.6 percent for Planning Year 2018-2019 and 9.0 percent for Planning Year 2019-2020.
Through IPM, we also sell a portion of our capacity into the PJM control area. Capacity market prices within PJM are consistently higher than within MISO. In addition, PJM holds auctions several years in advance. In PJM, we cleared no volume in the Planning Year 2014-2015 capacity auction, 150 MW in the Planning Year 2015-2016 capacity auction, 425 MW in the Planning Year 2016-2017 capacity auction, and 416 MW in the Planning Year 2017-2018 capacity auction. The most recent PJM auction for Planning Year 2017-2018 cleared at $120 per MW-day. We have also secured one segment of the transmission path required to offer an additional 240 MW of capacity and energy into PJM.
Environmental and Regulatory Matters
Please read Item 1. Business-Environmental Matters in our Form 10-K for a detailed discussion of our environmental and regulatory matters.
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
CRITICAL ACCOUNTING POLICIES
Please read “Critical Accounting Policies” in our Form 10-K for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of such Form 10-K.
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2014 for detailed disclosures about market risk. There have been no changes in our market risk exposures and how those exposures are managed during the three months ended March 31, 2015.
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2015.

PART II. OTHER INFORMATION
Item 1—LEGAL PROCEEDINGS
Please read Note 8—Commitments and Contingencies—Legal Proceedings to the accompanying unaudited consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.
Item 1A—RISK FACTORS
Please read Item 1A—Risk Factors, of our Form 10-K for factors, risks and uncertainties that may affect future results.
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

ILLINOIS POWER GENERATING COMPANY

Date:	May 13, 2015	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer (Principal Financial Officer)