Form 10-Q
period 2015-06-30
Illinois Power Generating Co
filed 2015-08-11
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DEFINITIONS
As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

CO2	Carbon Dioxide
CWA	Clean Water Act
EGU	Electric Generating Units
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IMA	In-market Asset Availability
IPCB	Illinois Pollution Control Board
IPH	IPH, LLC (formerly known as Illinois Power Holdings, LLC)
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service Inc.
MW	Megawatts
MWh	Megawatt Hour
NM	Not Meaningful
PJM	PJM Interconnection, LLC
PSA	Power Supply Agreement with respect to each of Illinois Power Generating Company and Illinois Power Resources Generating, LLC, or Power Sales Agreement with respect to Electric Energy, Inc.
S&P	Standard & Poor’s Ratings Services

i

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS
ILLINOIS POWER GENERATING COMPANY CONSOLIDATED BALANCE SHEETS (unaudited) (in millions, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$116	$126
Accounts receivable, affiliates	43	88
Accounts receivable	16	14
Inventory	98	82
Deferred income taxes, current	5	5
Prepayments and other current assets	14	11
Total Current Assets	292	326
Property, Plant and Equipment	3,044	3,016
Accumulated depreciation	(1,195)	(1,145)
Property, Plant and Equipment, Net	1,849	1,871
Other Assets	24	24
Total Assets	$2,165	$2,221
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$28	$39
Accounts payable, affiliates	17	13
Taxes accrued	15	11
Accrued interest	10	10
Accrued liabilities and other current liabilities	10	10
Total Current Liabilities	80	83
Long-term debt	824	824
Other Liabilities
Accumulated deferred income taxes, net	474	498
Asset retirement obligations	95	90
Other long-term liabilities	31	30
Total Liabilities	1,504	1,525
Commitments and Contingencies (Note 8)

Stockholder’s Equity
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	—	—
Additional paid-in capital	540	540
Accumulated other comprehensive loss, net of tax	(16)	(16)
Retained earnings	134	166
Total Illinois Power Generating Company Stockholder’s Equity	658	690
Noncontrolling interest	3	6
Total Equity	661	696
Total Liabilities and Equity	$2,165	$2,221
See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$131	$138	$274	$318
Cost of sales, excluding depreciation expense	(84)	(105)	(177)	(219)
Gross margin	47	33	97	99
Operating and maintenance expense	(46)	(44)	(88)	(83)
Depreciation and amortization expense	(25)	(24)	(50)	(48)
Operating loss	(24)	(35)	(41)	(32)
Interest expense	(9)	(10)	(19)	(20)
Loss before income taxes	(33)	(45)	(60)	(52)
Income tax benefit	14	18	25	21
Net loss	(19)	(27)	(35)	(31)
Less: Net income (loss) attributable to noncontrolling interest	(2)	—	(3)	2
Net loss attributable to Illinois Power Generating Company	$(17)	$(27)	$(32)	$(33)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(19)	$(27)	$(35)	$(31)
Other comprehensive loss before reclassifications:
Actuarial loss due to pension plan remeasurement (net of tax benefit of zero, zero, zero and $1 million, respectively)	—	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Settlement loss on pension plan (net of tax benefit of zero and zero, respectively)	—	1	—	2
Other comprehensive income, net of tax	—	1	—	—
Comprehensive loss	(19)	(26)	(35)	(31)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2)	—	(3)	2
Total comprehensive loss attributable to Illinois Power Generating Company	$(17)	$(26)	$(32)	$(33)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35)	$(31)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	50	48
Deferred income taxes and investment tax credits, net	(24)	(28)
Other	5	2
Changes in working capital:
Accounts receivable, net	43	4
Inventory	(16)	1
Prepayments and other current assets	(3)	7
Accounts payable and accrued liabilities	(1)	15
Other	1	—
Net cash provided by operating activities	20	18
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30)	(26)
Net cash used in investing activities	(30)	(26)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Net decrease in cash	(10)	(8)
Cash, beginning of year	126	190
Cash, end of period	$116	$182

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

Note 1—Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the U.S. Securities and Exchange Commission (“SEC”). The year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by Generally Accepted Accounting Principles of the United States of America (“GAAP”).  The unaudited consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015, which we refer to as our “Form 10-K.” Unless the context indicates otherwise, throughout this report, the terms “Genco,” “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Illinois Power Generating Company and its direct and indirect subsidiaries.
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
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2015.
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
Accounting Standards Adopted During the Current Period
Reporting Discontinued Operations and Asset Disposals. In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08-Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. The amendments in this ASU change the requirements for reporting discontinued operations in Subtopic 205-20. An entity is required to report within discontinued operations on the statement of operations the results of a component or group of components of an entity if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the associated assets and liabilities are required to be presented separately from other assets and liabilities on the balance sheet for all comparative periods. The ASU includes updated guidance regarding what meets the definition of a component of an entity. The new financial statement presentation provisions relating to this ASU are prospective and effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The adoption of this ASU did not have a material impact on our financial statements or disclosures.
Accounting Standards Not Yet Adopted
Inventory. In July 2015, the FASB issued ASU 2015-011-Inventory (Topic 330). The amendments in this ASU require that inventory is measured at the lower of cost and net realizable value (“NRV”), with the latter defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU eliminates the need to determine market or replacement cost and evaluate whether it is above the ceiling at NRV or below the floor

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

(NRV less a normal profit margin). The guidance in this ASU is effective prospectively for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We do not anticipate the adoption of this ASU will have a material impact on the presentation of our unaudited consolidated financial statements.
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
Extraordinary and Unusual Items. In January 2015, the FASB issued ASU 2015-01-Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The amendments in this ASU eliminate from GAAP the concept of extraordinary items and will no longer require separate classification of them within the statement of operations. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Reporting entities may elect to apply the amendments prospectively only, or retrospectively for all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.
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
Note 3—Risk Management, Derivatives and Financial Instruments
We did not have a material amount of derivative instruments as of June 30, 2015 and December 31, 2014.
Impact of Derivatives on the Consolidated Statements of Operations
The cumulative amount of pretax net losses on interest rate derivative instruments in Accumulated Other Comprehensive Income (“AOCI”) was $5 million as of June 30, 2015 and December 31, 2014, respectively. These interest rate swaps were executed in 2007 as a partial hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is being amortized out of AOCI into our consolidated statements of operations over a 10-year period that began in April 2008, $1.4 million of which will be amortized in 2015.
Financial Instruments Not Designated as Hedges. There was no material impact of mark-to-market gains (losses) on our unaudited consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of June 30, 2015 and December 31, 2014, respectively. All fair values presented below are classified within Level 2 of the fair value hierarchy.

	June 30, 2015		December 31, 2014
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.95% Senior Notes Series F, due 2032 (1)	$274	$257	$274	$241
7.00% Senior Notes Series H, due 2018	$300	$290	$300	$264
6.30% Senior Notes Series I, due 2020	$250	$229	$250	$208
__________________________________________

(1)	Carrying amount includes unamortized discount of $1 million as of June 30, 2015 and December 31, 2014. Please read Note 7—Debt for further discussion.
Note 5—Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, by component are as follows:

	Six Months Ended June 30,
(amounts in millions)	2015	2014
Beginning of period	$(16)	$(11)
Other comprehensive loss before reclassifications:
Actuarial loss due to pension plan remeasurement (net of tax benefit of zero and $1 million, respectively)	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Settlement loss on pension plan (net of tax benefit of zero and zero, respectively) (1)	—	2
Net current period other comprehensive loss, net of tax	—	—
End of period	$(16)	$(11)
_______________________________________

(1)
Amount related to the settlement loss on the EEI pension plan and is included in the computation of total benefit cost (gain). Please read Note 11—Pension and Other Post-Employment Benefits for further discussion.

Note 6—Inventory
A summary of our inventories is as follows:

(amounts in millions)	June 30, 2015	December 31, 2014
Materials and supplies	$30	$30
Coal	67	51
Fuel oil	1	1
Total	$98	$82

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

Note 7—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	June 30, 2015	December 31, 2014
Unsecured notes:
7.95% Senior Notes Series F, due 2032	$275	$275
7.00% Senior Notes Series H, due 2018	300	300
6.30% Senior Notes Series I, due 2020	250	250
	825	825
Unamortized discount	(1)	(1)
Total Long-term debt	$824	$824
Indenture Provisions and Other Covenants
Certain of our financial obligations and all of our senior notes include provisions which, if not met, could require early payment, additional collateral support or similar actions.  The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events and acceleration of other financial obligations. At June 30, 2015, we were in compliance with the provisions and covenants contained within our indenture. Our indenture also includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these required ratios:

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
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on June 30, 2015 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends and borrow additional funds from external, third-party sources. As a result, we were restricted from paying dividends as of June 30, 2015.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

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
MISO 2015-2016 Planning Resource Auction Complaints.  In May of 2015, three complaints were filed at FERC regarding the Zone 4 results for the 2015-2016 Planning Resource Auction (“PRA”) conducted by MISO. The Newton, Coffeen and Joppa facilities were offered into Zone 4 in the 2015-2016 PRA. The complainants, Public Citizen, Inc., the Illinois Attorney General, and Southwestern Electric Cooperative, Inc., have challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds and requested changes to the MISO PRA structure going forward. Complainants have also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the 2015-2016 PRA. The Independent Market Monitor for MISO (“MISO IMM”), which was responsible for monitoring the MISO 2015-2016 PRA, determined that all offers were competitive and that no physical or economic withholding occurred.  The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the proposed remedies.  Dynegy disputes the allegations and will defend its actions vigorously. Dynegy filed an Answer to these complaints. In addition, the Illinois Industrial Energy Consumers filed a complaint at FERC against MISO on June 30, 2015 requesting prospective changes to the MISO tariff.  Dynegy also responded to this complaint.
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
CAA Section 114 Information Requests. Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the CAA. The requests sought detailed operating and maintenance history data with respect to our Coffeen, Newton and Joppa facilities. In August 2012, the EPA issued a Notice of Violation (“NOV”) alleging that projects performed in 1997, 2006 and 2007 at our Newton facility violated Prevention of Significant Deterioration, Title V permitting and other requirements. We believe our defenses to the allegations described in the NOV are meritorious. A decision by the U.S. Court of Appeals for the Seventh Circuit in 2013 held that similar claims older than five years were barred by the statute of limitations. This decision may provide an additional defense to the allegations in our Newton facility NOV.
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
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

the likely source of the contamination and recommends various measures to minimize the effects of that source on the groundwater monitoring results of the active landfill.
In April 2013, Ameren Energy Resources Company filed a proposed site-specific rulemaking with the IPCB which, if approved, would provide for the systematic and eventual closure of its CCR surface impoundments that impact groundwater in exceedance of applicable groundwater standards.  In October 2013, the Illinois EPA filed a proposed rulemaking with the IPCB that would establish processes governing monitoring, corrective action and closure of CCR surface impoundments at all power generating facilities in Illinois.  The site-specific rulemaking proposal, which now covers IPH, including Genco, CCR surface impoundments, has been stayed to allow the Illinois EPA proposed rulemaking to proceed.  In May 2015, the IPCB granted the Illinois EPA’s request for a 90-day stay of its proposed rulemaking to consider the implications of the EPA final CCR rule.
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
Coal Transportation. During the six months ended June 30, 2015, we executed one new long-term coal transportation contract with an aggregate commitment of $175 million. Under this contract, we have the ability to terminate our obligation beginning in the year 2021, which would reduce our commitment to $62 million.
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
Guaranty
Guaranty Agreement. Genco has provided an uncapped Guaranty Agreement of certain credit support obligations and tax and environmental indemnification obligations of IPH under a transaction agreement with Ameren Corporation. Certain of the guaranteed obligations under the Guaranty Agreement will survive indefinitely.
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

	June 30, 2015		December 31, 2014
(amounts in millions)	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
Power supply agreements	$43	$—	$88	$—
Services agreement	—	3	—	1
Tax sharing agreement	—	5	—	5
Other (1)	—	9	—	7
Total	$43	$17	$88	$13
__________________________________________

(1)
At June 30, 2015 and December 31, 2014, approximately $7 million and $5 million, respectively, of the accounts payable, affiliate balance is comprised of reimbursable employee benefits paid by a Dynegy subsidiary on behalf of Genco.

The following table presents the impact of related party transactions on our unaudited consolidated statements of operations for the three and six months ended June 30, 2015 and 2014. It is based primarily on the agreements discussed below and in Note 11—Related Party Transactions of the Form 10-K.

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	Income Statement Line Item	2015	2014	2015	2014
Power supply agreements	Revenues	$130	$137	$273	$317
Services agreement	Operating and maintenance expense	$8	$11	$19	$21

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
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

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
Components of Net Periodic Benefit Cost (Gain).  The following table presents the components of our net periodic benefit cost of the EEI pension and other post-employment benefit plans for the three and six months ended June 30, 2015 and 2014. Also reflected is an allocation of net periodic benefit costs from our participation in Dynegy’s single-employer pension and other post-employment plans for the three and six months ended June 30, 2015 and 2014.

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Service cost	$—	$—	$1	$—
Interest cost	1	1	—	—
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of:
Prior service credit	—	—	—	(1)
Actuarial loss	—	—	—	1
Net periodic benefit (gain)	—	—	—	(1)
Settlements	—	1	—	—
Total benefit cost (gain)	$—	$1	$—	$(1)

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2015 and 2014

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Service cost	$1	$1	$1	$—
Interest cost	2	2	1	1
Expected return on plan assets	(2)	(2)	(2)	(2)
Amortization of:
Prior service credit	—	—	—	(2)
Actuarial loss	—	—	—	2
Net periodic benefit cost (gain)	1	1	—	(1)
Settlements	—	2	—	—
Total benefit cost (gain)	$1	$3	$—	$(1)

ILLINOIS POWER GENERATING COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended June 30, 2015 and 2014
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
In this section, we describe our liquidity and capital requirements including our sources and uses of liquidity and capital resources. Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements and contractual obligations, capital expenditures (including required environmental expenditures) and working capital needs. Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs and other costs such as payroll. Our primary sources of liquidity are cash flows from operations and cash on hand.
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
At June 30, 2015, our liquidity consisted of $116 million of cash on hand. Due to the ring-fenced nature of IPH and Genco, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities. Based on current projections as of June 30, 2015, we expect operating cash flows and daily working capital needs to be sufficiently covered by our cash on hand in 2015.
The following table presents net cash from operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(amounts in millions)	2015	2014
Net cash provided by operating activities	$20	$18
Net cash used in investing activities	$(30)	$(26)
Net cash provided by financing activities	$—	$—
Operating Activities
Historical Operating Cash Flows. Cash provided by operations totaled $20 million for the six months ended June 30, 2015. During the period, our power generation business provided cash of $38 million primarily due to the operation of our power generation facilities and approximately $11 million of cash was provided related to changes in working capital, offset by $29 million in interest payments.
Cash provided by operations totaled $18 million for the six months ended June 30, 2014. During the period, we had sources of $35 million primarily due to the operation of our power generation facilities and approximately $12 million in positive changes in working capital, net of $4 million of increased collateral postings to satisfy our counterparty collateral demands, offset by $29 million in interest payments.
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
Collateral Postings. We use a portion of our capital resources in the form of cash to satisfy counterparty collateral demands. Our collateral postings to third parties were $5 million at June 30, 2015 and December 31, 2014. On February 26, 2014, Genco entered into a collateral agreement with Illinois Power Marketing Company (“IPM”) pursuant to which Genco may provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. We have provided no amounts to IPM under this agreement as of June 30, 2015. Additional collateral support for agreements entered into prior to December 2, 2013 will continue to be provided by Ameren Corporation through December 2, 2015, after which Genco may be called upon to post collateral through its collateral posting agreement with IPM described above.
Investing Activities
Capital Expenditures. We had capital expenditures of approximately $30 million and $26 million during the six months ended June 30, 2015 and 2014, respectively. These amounts included capitalized interest of $11 million and $10 million for the six months ended June 30, 2015 and 2014, respectively.
Financing Activities
Historical Cash Flow from Financing Activities. During each of the six months ended June 30, 2015 and 2014, we had no cash flow from financing activities.
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
The following table summarizes these required ratios as of and for the three months ended June 30, 2015:

	Required Ratio	Actual Ratio
Restricted payment interest coverage ratio (1)	≥1.75	.92
Additional indebtedness interest coverage ratio (2)	≥2.50	.92
Additional indebtedness debt-to-capital ratio (2)	≤60%	56%
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
Based on June 30, 2015 calculations, our interest coverage ratios are less than the minimum ratios required for us to borrow additional funds from external, third-party sources.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.

Dividends
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on June 30, 2015 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends. As a result, we were restricted from paying dividends as of June 30, 2015. Please read Note 7—Debt for further discussion on indenture provisions. We paid no dividends in 2015 or 2014.
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

RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations for the three and six months ended June 30, 2015 and 2014.  Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly affect the demand for our services. At the end of this section, we have included our business outlook.
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

Consolidated Summary Financial Information — Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table provides summary financial data regarding our consolidated results of operations for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2015	2014
Revenues	$131	$138	$(7)	(5)%
Cost of sales, excluding depreciation expense	(84)	(105)	21	20%
Gross margin	47	33	14	42%
Operating and maintenance expense	(46)	(44)	(2)	(5)%
Depreciation and amortization expense	(25)	(24)	(1)	(4)%
Operating loss	(24)	(35)	11	31%
Interest expense	(9)	(10)	1	10%
Loss before income taxes	(33)	(45)	12	27%
Income tax benefit	14	18	(4)	22%
Net loss	(19)	(27)	8	30%
Less: Net loss attributable to noncontrolling interest	(2)	—	(2)	(100)%
Net loss attributable to Illinois Power Generating Company	$(17)	$(27)	$10	(37)%

Million Megawatt Hours Generated	3.6	4.3	(0.7)	(16)%
IMA for Genco Facilities (1)	92%	89%
Average Capacity Factor for Genco Facilities (2)	53%	63%
Average Power Prices ($/MWh) (3)	$36.04	$32.77	$3.27	10%
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
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $7 million from $138 million for the three months ended June 30, 2014 to $131 million for the three months ended June 30, 2015. The decrease is due to $20 million in lower revenues received through the PSAs as the result of lower sales volumes primarily related to a outages at EEI, offset by an increase of $13 million from a higher price per MWh during the three months ended June 30, 2015.
Cost of Sales. Cost of sales decreased by $21 million from $105 million for the three months ended June 30, 2014 to $84 million for the three months ended June 30, 2015. The decrease is primarily due to $15 million in lower generation volumes and $6 million in lower fuel prices during the three months ended June 30, 2015.
Operating and Maintenance Expense. Operating and maintenance expense increased by $2 million from $44 million for the three months ended June 30, 2014 to $46 million for the three months ended June 30, 2015. The increase is primarily due to $4 million in planned outage expenses offset by a decrease of $2 million in the services agreement fee caused by a decrease in the allocation rate.
Income Tax Benefit. We reported an income tax benefit from continuing operations of $14 million and $18 million for the three months ended June 30, 2015 and June 30, 2014, respectively. The decrease in the benefit is primarily related to the decrease in our pretax loss when comparing the two periods.

Consolidated Summary Financial Information — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table provides summary financial data regarding our consolidated results of operations for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2015	2014
Revenues	$274	$318	$(44)	(14)%
Cost of sales, excluding depreciation expense	(177)	(219)	42	19%
Gross margin	97	99	(2)	(2)%
Operating and maintenance expense	(88)	(83)	(5)	(6)%
Depreciation and amortization expense	(50)	(48)	(2)	(4)%
Operating loss	(41)	(32)	(9)	(28)%
Interest expense	(19)	(20)	1	5%
Loss before income taxes	(60)	(52)	(8)	(15)%
Income tax benefit	25	21	4	(19)%
Net loss	(35)	(31)	(4)	(13)%
Less: Net income (loss) attributable to noncontrolling interest	(3)	2	(5)	NM
Net loss attributable to Illinois Power Generating Company	$(32)	$(33)	$1	(3)%

Million Megawatt Hours Generated	7.7	9.3	(1.6)	(17)%
IMA for Genco Facilities (1)	93%	90%
Average Capacity Factor for Genco Facilities (2)	57%	68%
Average Power Prices ($/MWh) (3)	$35.49	$34.11	$1.38	4%
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
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $44 million from $318 million for the six months ended June 30, 2014 to $274 million for the six months ended June 30, 2015. The decrease is due to $56 million in lower revenues received through the PSAs as the result of lower sales volumes primarily related to outages at our EEI and Newton facilities. This decrease was offset by an increase of $12 million due to a higher price per MWh during the six months ended June 30, 2015.
Cost of Sales. Cost of sales decreased by $42 million from $219 million for the six months ended June 30, 2014 to $177 million for the six months ended June 30, 2015. The decrease is primarily due to lower generation volumes during the six months ended June 30, 2015.
Operating and Maintenance Expense. Operating and maintenance expense increased by $5 million from $83 million for the six months ended June 30, 2014 to $88 million for the six months ended June 30, 2015. The increase is primarily due to a $3 million increase in accretion expense caused by an upward revision in ARO liability at the end of 2014 and a $4 million increase in planned outage expenses. The increases were offset by a $2 million decrease in the services agreement fee due to a lower allocation rate.

Income Tax Benefit. We reported an income tax benefit from continuing operations of $25 million and $21 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in the benefit is primarily related to the increase in our pretax loss when comparing the two periods.
Outlook
As of July 21, 2015, our expected remaining 2015 coal requirements are fully contracted and 95 percent priced. Our forecasted coal requirements for 2016 are 85 percent contracted and 66 percent priced. We look to procure and price additional fuel opportunistically. Our coal transportation requirements are fully contracted for 2015 and 2016. Our coal transportation requirements are approximately 77 percent contracted for 2017 to 2019. In addition, we recently entered into a new long-term transportation agreement for the Joppa facility. The new Joppa transport contract will begin in 2018 and is also a reduction from the 2017 rate.
Through IPM, we commercialize our assets through a combination of physical participation in the MISO markets and bilateral capacity sales. For Planning Year 2013-2014, Local Resource Zone 4 cleared at $1.05 per MW-day. For Planning Year 2014-2015, Local Resource Zone 4 cleared at $16.75 per MW-day. For Planning Year 2015-2016, Local Resource Zone 4 cleared at $150 per MW-day with 1,403 MW sold, including 996 MW that are expected to cover obligations which are realized through the PSAs, leaving 407 MW that will receive the $150 per MW-day clearing price. We expect asset retirements and confirmed future capacity exports from MISO to PJM to continue shrinking the supply of generation in the market. MISO has reversed its view that the reserve margin will fall below the needed generation level, known as the Planning Reserve Margin, which is currently 14.2 percent. MISO has forecasted reserve margins of 16.1 percent for Planning Year 2016-2017, 16.6 percent for Planning Year 2017-2018, 16.0 percent for Planning Year 2018-2019, 15.2 percent for Planning Year 2019-2020 and 14.7 percent for Planning Year 2020-2021.
In May of 2015, three complaints were filed at FERC regarding the Zone 4 results for the 2015-2016 Planning Resource Auction (“PRA”) conducted by MISO. The Newton, Coffeen and Joppa facilities were offered into Zone 4 in the 2015-2016 PRA. The complainants, Public Citizen, Inc., the Illinois Attorney General, and Southwestern Electric Cooperative, Inc., have challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds and requested changes to the MISO PRA structure going forward. Complainants have also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the 2015-2016 PRA. The Independent Market Monitor for MISO (“MISO IMM”), which was responsible for monitoring the MISO 2015-2016 PRA, determined that all offers were competitive and that no physical or economic withholding occurred.  The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the proposed remedies.  In addition, the Illinois Industrial Energy Consumers filed a complaint at FERC against MISO on June 30, 2015 requesting prospective changes to the MISO tariff. Please read Note 8-Commitments and Contingencies-Contingencies-MISO 2015-2016 Planning Resource Auction Complaints for further information.
Midwest Electric Power, Inc. (“MEPI”), a wholly owned subsidiary of EEI, and Genco own simple cycle combustion turbines located at Joppa. MEPI owns two 35 MW units and Genco owns three 55 MW units (collectively the “Joppa CTs”).  The Joppa CTs have been on maintenance outage since 2013.  Three of the Joppa CTs were in service by the end of July 2015, and all maintenance work and testing necessary to bring the remaining two units back to operational status is expected to be completed in August 2015.
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
PJM recently filed for FERC approval of changes to their capacity market with a product called Capacity Performance (“CP”). CP was developed by PJM in response to concerns about plant performance and system reliability. CP features increased availability and flexibility requirements, incentives for performance, significant penalties for non-performance and the ability to bid in a risk premium and recover costs previously disallowed by PJM and the independent market monitor.
On March 31, 2015, FERC issued a deficiency letter to PJM requesting additional information regarding certain elements of CP. PJM answered the deficiency letter on April 10, 2015. On April 24, 2015, FERC granted PJM’s request to delay the Planning Year 2018-2019 Base Residual Auction by up to 75 days (but no later than August 10, 2015) to give FERC time to rule on CP.

On June 9, 2015, FERC conditionally approved PJM’s proposed CP product. Transitional CP Auctions will be held to procure 60 percent CP for the Planning Year 2016-2017 and 70 percent CP for the Planning Year 2017-2018. On July 22, 2015, FERC directed PJM to include CP-eligible demand response and energy efficiency products into the transitional auctions, which will result in a delay of their start from the originally scheduled dates. The Base Residual Auction for the Planning Year 2018-2019 will be held August 10 - 14, 2015.
We recently reached agreement on new collective bargaining agreements with the two unions representing our Coffeen, Newton and Joppa facilities.  These agreements cover approximately 300 represented employees located in Illinois and expire between 2018 and 2020.
Environmental and Regulatory Matters
Please read Item 1. Business-Environmental Matters in our Form 10-K and Item 2. Results of Operations-Outlook-Environmental and Regulatory Matters in our Form 10-Q for the period ended March 31, 2015 for a detailed discussion of our environmental and regulatory matters.
The Clean Air Act
Mercury/HAPs.   On June 29, 2015, the U.S. Supreme Court found that the EPA failed to properly consider costs when it promulgated the MATS rule. The Court remanded the cases to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings consistent with its opinion. The MATS rule remains in effect pending further action by the Court of Appeals.
We believe the Supreme Court’s decision will have little or no bearing on the power markets, given that the majority of EGU retirement and investment decisions related to MATS have already been made or are in-progress. Furthermore, EGUs are or will be subject to a number of other environmental regulations that also affect retirement and investment decisions, such as the Coal Combustion Residuals (“CCR”) rule and Cross-State Air Pollution Rule (“CSAPR”), and the anticipated Effluent Limitation Guidelines (“ELG”) and Clean Power Plan.
Given the air emission controls already employed, we expect that each of our facilities will be in compliance with the MATS rule emission limits without the need for significant additional capital investment. We continue to monitor the performance of our units and evaluate approaches to optimize compliance strategies.
Cross-State Air Pollution Rule.  On July 28, 2015, the U.S. Court of Appeals for the District of Columbia Circuit remanded without vacatur the CSAPR’s 2014 SO2 and ozone-season NOx emissions budgets for certain states to the EPA for reconsideration.  The CSAPR emissions budgets for Illinois were not among those remanded.  The court rejected all other challenges to the CSAPR.
National Ambient Air Quality Standards (“NAAQS”). In May 2015, the EPA issued a final rule that eliminates existing exemptions in the state implementation plans (“SIPs”) of many states, including Illinois, for emissions during periods of startup, shutdown or malfunction (“SSM”). Affected states are required to submit corrective SIP revisions to the EPA by November 22, 2016. While the EPA has determined, for example, that automatic exemptions of excess emissions during SSM periods do not meet CAA requirements, permissible SIPs may include alternative standards during SSM periods or include criteria and procedures for use of enforcement discretion by air agency personnel. Each state ultimately will have to decide how to address the specific SSM SIP inadequacies identified by the EPA.
The Clean Water Act
Waters of the United States. In May 2015, the EPA and the U.S. Army Corps of Engineers released a final rule defining the term “waters of the United States,” which is used to determine the jurisdictional reach of the CWA. Our facilities may be affected by the final rule. The final rule identifies eight categories of waters that are regulated as “waters of the United States,” including waters that are subject to case-specific analysis to determine jurisdiction, and also identifies categories of waters that are excluded from jurisdiction. Several states, business groups and environmental organizations have filed lawsuits challenging the final rule.
Coal Combustion Residuals
EPA CCR Rule.  In July 2015, several businesses, industry groups and environmental organizations filed petitions for judicial review of the EPA final CCR rule.

Illinois. In October 2013, the Illinois EPA filed a proposed rulemaking with the IPCB that would establish processes governing monitoring, corrective action and closure of CCR surface impoundments at power generating facilities. In May 2015, the IPCB granted the Illinois EPA’s request for a 90-day stay of the rulemaking proceeding to consider the implications of the EPA final CCR rule. In August 2015, the Illinois EPA requested that the IPCB stay the rulemaking proceeding indefinitely to enable the Agency and interested parties to evaluate the impact of legal and legislative actions concerning the EPA final CCR rule.
Climate Change
Federal Regulation of Greenhouse Gases. On August 3, 2015, the EPA released as a final rule the Clean Power Plan to reduce carbon emissions from existing EGUs.  The EPA also issued its final rules regarding carbon standards for new, modified and reconstructed EGUs, and a proposed federal plan and model rule to assist states in implementing the Clean Power Plan.  The Clean Power Plan, when fully implemented in 2030, would reduce CO2 emissions from EGUs by 32 percent from 2005 levels.  States would be required to develop plans to achieve interim CO2 emission rates reductions phased in over the period 2022 to 2029 and the final CO2 rate for their state by 2030.  States must submit final plans by September 6, 2016, unless a state makes certain demonstrations justifying a two-year extension for submittal of a final plan by September 2018.
In June 2015, the U.S. Court of Appeals for the District of Columbia Circuit dismissed petitions challenging the EPA’s proposed Clean Power Plan on the grounds that the rule was not yet final. Petitions for rehearing have been filed. Legal challenges to the final rule Clean Power Plan are expected.
We are analyzing the EPA’s final rules to reduce EGU CO2 emissions, the potential impacts on our power generation facilities, and how the rules intersect with electricity market design. The nature and scope of CO2 emission reduction requirements that ultimately may be imposed on our facilities as result of the EPA’s EGU CO2 reduction rules are uncertain at this time, but may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.
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

•	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

•	our access to necessary capital, including short-term credit and liquidity;

•	our assessment of our liquidity, including liquidity concerns which have resulted in limited access to third-party financing sources;

•	expectations regarding our compliance with the unsecured notes indenture and any applicable financial ratios and other payments;

•	beliefs about the outcome of legal, administrative, legislative and regulatory matters;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	our ability to mitigate forced outage risk as we become subject to proposed capacity performance in PJM;

•	our ability to optimize our assets through targeted investment in cost effective technology enhancements;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	the inability of our counterparties and affiliates to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	expectations regarding performance standards and capital and maintenance expenditures; and

•	the timing and anticipated benefits to be achieved through our company-wide improvement programs, including our Producing Results through Innovation by Dynegy Employees (“PRIDE”) initiative.
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
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2014 for detailed disclosures about market risk. There have been no changes in our market risk exposures and how those exposures are managed during the six months ended June 30, 2015.
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2015.

PART II. OTHER INFORMATION
Item 1—LEGAL PROCEEDINGS
Please read Note 8—Commitments and Contingencies to the accompanying unaudited consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.
Item 1A—RISK FACTORS
Please read Item 1A—Risk Factors, of our Form 10-K for factors, risks and uncertainties that may affect future results.
Item 6—EXHIBITS
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description
**10.1	Second Amendment dated June 29, 2015, to Amended and Restated Power Sales Agreement dated July 31, 2009, between Illinois Power Marketing Company and Electric Energy, Inc.
**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ILLINOIS POWER GENERATING COMPANY

Date:	August 11, 2015	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer (Principal Financial Officer)