Form 10-Q
period 2015-09-30
Illinois Power Generating Co
filed 2015-11-12
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DEFINITIONS
As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

EGU	Electric Generating Units
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IMA	In-market Asset Availability
IPCB	Illinois Pollution Control Board
IPH	IPH, LLC (formerly known as Illinois Power Holdings, LLC)
ISO	Independent System Operator
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service Inc.
MW	Megawatts
MWh	Megawatt Hour
NM	Not Meaningful
PJM	PJM Interconnection, LLC
PSA	Power Supply Agreement with respect to each of Illinois Power Generating Company and Illinois Power Resources Generating, LLC, or Power Sales Agreement with respect to Electric Energy, Inc.
S&P	Standard & Poor’s Ratings Services

i

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS
ILLINOIS POWER GENERATING COMPANY CONSOLIDATED BALANCE SHEETS (unaudited) (in millions, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$128	$126
Accounts receivable, affiliates	41	88
Accounts receivable	5	14
Inventory	97	82
Deferred income taxes	5	5
Prepayments and other current assets	14	11
Total Current Assets	290	326
Property, Plant and Equipment	1,783	3,016
Accumulated depreciation	(802)	(1,145)
Property, Plant and Equipment, Net	981	1,871
Other Assets	31	24
Total Assets	$1,302	$2,221
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$23	$39
Accounts payable, affiliates	21	13
Taxes accrued	8	11
Accrued interest	17	10
Accrued liabilities and other current liabilities	8	10
Total Current Liabilities	77	83
Long-term debt	824	824
Other Liabilities
Deferred income taxes, net	132	498
Asset retirement obligations	97	90
Other long-term liabilities	22	30
Total Liabilities	1,152	1,525
Commitments and Contingencies (Note 8)

Stockholder’s Equity
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	—	—
Additional paid-in capital	540	540
Accumulated other comprehensive loss, net of tax	(10)	(16)
Retained earnings	(385)	166
Total Illinois Power Generating Company Stockholder’s Equity	145	690
Noncontrolling interest	5	6
Total Equity	150	696
Total Liabilities and Equity	$1,302	$2,221
See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$146	$165	$420	$483
Cost of sales, excluding depreciation expense	(88)	(121)	(265)	(340)
Gross margin	58	44	155	143
Operating and maintenance expense	(33)	(37)	(121)	(120)
Impairment and other charges	(855)	—	(855)	—
Depreciation and amortization expense	(25)	(25)	(75)	(73)
Operating loss	(855)	(18)	(896)	(50)
Interest expense	(10)	(10)	(29)	(30)
Loss before income taxes	(865)	(28)	(925)	(80)
Income tax benefit	348	11	373	32
Net loss	(517)	(17)	(552)	(48)
Less: Net income (loss) attributable to noncontrolling interest	2	—	(1)	2
Net loss attributable to Illinois Power Generating Company	$(519)	$(17)	$(551)	$(50)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(517)	$(17)	$(552)	$(48)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) due to pension plan remeasurement (net of tax benefit of $5, zero, $5 and $1, respectively)	8	—	8	(2)
Amounts reclassified from accumulated other comprehensive loss:
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax benefit of zero, zero, zero and zero, respectively)	1	1	1	1
Settlement loss on pension plan (net of tax benefit of zero and zero, respectively)	—	—	—	2
Amortization of unrecognized prior service credit and actuarial loss (net of tax benefit of zero, zero, zero and zero, respectively)	—	(1)	—	(1)
Other comprehensive income, net of tax	9	—	9	—
Comprehensive loss	(508)	(17)	(543)	(48)
Less: Comprehensive income attributable to noncontrolling interest	3	—	—	2
Total comprehensive loss attributable to Illinois Power Generating Company	$(511)	$(17)	$(543)	$(50)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(552)	$(48)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	855	—
Depreciation expense	75	73
Deferred income taxes and investment tax credits, net	(373)	(32)
Other	8	4
Changes in working capital:
Accounts receivable, net	56	12
Inventory	(15)	5
Prepayments and other current assets	(3)	8
Accounts payable and accrued liabilities	(1)	11
Other	(5)	(1)
Net cash provided by operating activities	45	32
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43)	(36)
Net cash used in investing activities	(43)	(36)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Net increase (decrease) in cash	2	(4)
Cash, beginning of year	126	190
Cash, end of period	$128	$186

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

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
Note 2—Accounting Policies
Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect our reported financial position and results of operations based on currently available information.  Actual results could differ materially from our estimates. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period due to seasonal fluctuations in demand for our energy products and services, changes in commodity prices, timing of maintenance and other expenditures and other factors.
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2015.
Accounting Standards Adopted During the Current Period
Derivatives. In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-013-Derivatives and Hedging (Topic 815). The amendments in this ASU specify that the use of locational marginal pricing by an ISO does not constitute net settlement of a contract for the purchase or sale of electricity on a forward basis and, therefore, does not cause that contract to fail to meet the physical delivery criterion of the normal purchases and normal sales scope exception. If the physical delivery criterion is met, along with all of the other criteria of the normal purchases and normal sales scope exception, an entity may elect to designate that contract as a normal purchase or normal sale. The amendments in this ASU are effective upon issuance and should be applied prospectively. The adoption of this ASU did not have a material impact on our unaudited consolidated financial statements.
Inventory. In July 2015, the FASB issued ASU 2015-011-Inventory (Topic 330). The amendments in this ASU require that inventory is measured at the lower of cost and net realizable value (“NRV”), with the latter defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU eliminates the need to determine market or replacement cost and evaluate whether it is above the ceiling at NRV or below the floor (NRV less a normal profit margin). The guidance in this ASU is effective prospectively for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2015-11 as of July 1, 2015. The adoption of this ASU did not have a material impact on our unaudited consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

Retirement Benefits.  In April 2015, the FASB issued Accounting Standards Update 2015-04-Compensation-Retirement Benefits (Topic 715).  For an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan or post retirement plan assets and obligations, the amendments in this Update provide a practical expedient that permits the entity to remeasure the plan assets and obligations using the month-end that is closest to the date of the significant event.  The month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted for any effects of the significant event that may or may not be captured in the month-end measurement.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this Update. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption allowed.  The amendments in this Update should be applied prospectively.  We adopted the guidance in this ASU on July 1, 2015.
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
In August 2015, the FASB issued ASU 2015-15-Interest-Imputation of Interest (Subtopic 835-30). The amendments in this ASU further clarify the guidance provided in ASU 2015-03 to include the presentation of debt issuance costs in relation to line-of-credit arrangements. The amendments state these costs should be presented as an asset and subsequently amortized ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
The guidance in these ASUs is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of these ASUs should be applied on a retrospective basis, affecting all balance sheet periods presented.  We do not anticipate the adoption of these ASUs will have a material impact on the presentation of our consolidated balance sheets.
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

Revenue from Contracts with Customers. In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). This ASU was further updated through the issuance of ASU 2015-14 in August 2015. The amendments in this ASU develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) by removing inconsistencies and weaknesses in revenue requirements, providing a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, providing more useful information to users of financial statements and simplifying the preparation of financial statements. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently assessing this ASU; however, we do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.
Note 3—Risk Management, Derivatives and Financial Instruments
We did not have a material amount of derivative instruments as of September 30, 2015 and December 31, 2014.
Impact of Derivatives on the Consolidated Statements of Operations
The cumulative amount of pretax net losses on interest rate derivative instruments in Accumulated Other Comprehensive Income (“AOCI”) was $4 million and $5 million as of September 30, 2015 and December 31, 2014, respectively. These interest rate swaps were executed in 2007 as a partial hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is being amortized out of AOCI into our consolidated statements of operations over a 10-year period that began in April 2008, $1.4 million of which will be amortized in 2015.
Financial Instruments Not Designated as Hedges. There was no material impact of mark-to-market gains (losses) on our unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

Note 4—Fair Value Measurements
Non-recurring Measurements. During the third quarter of 2015, several final environmental regulations were enacted which will have an impact on our coal-fired power generation facilities.  As a result of these regulations, we performed a strategic review of our assets which incorporated the costs of these regulations, and incorporated a reduced long-term market outlook, caused by MISO’s poorly designed wholesale capacity market that mixes out-of-state regulated generators that receive rate based compensation from their home states to recover costs, with Central and Southern Illinois competitive generators that rely on the capacity market for fair compensation to recover costs.  The results of this analysis determined the book value of the Coffeen facility was not recoverable, requiring the facility to be impaired.  We conducted a discounted cash flow model of the facility to determine its fair value.  For the model, gross margin was based on publicly available forward market quotes for the first two years and internally developed prices thereafter, operations and maintenance expenses and capital expenditures were based on current forecasts and used a plant-specific discount rate of approximately 15%.  The model resulted in a fair value of zero for the plant, requiring us to record an impairment charge of $855 million in Impairments and other charges in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2015. The valuation is classified as Level 3 within the fair value hierarchy levels.
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
The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of September 30, 2015 and December 31, 2014, respectively. All fair values presented below are classified within Level 2 of the fair value hierarchy.

	September 30, 2015		December 31, 2014
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.00% Senior Notes Series H, due 2018	$300	$275	$300	$264
6.30% Senior Notes Series I, due 2020	$250	$209	$250	$208
7.95% Senior Notes Series F, due 2032 (1)	$274	$235	$274	$241
__________________________________________

(1)	Carrying amount includes unamortized discount of $1 million as of September 30, 2015 and December 31, 2014. Please read Note 7—Debt for further discussion.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

Note 5—Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, by component are as follows:

	Nine Months Ended September 30,
(amounts in millions)	2015	2014
Beginning of period	$(16)	$(11)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) due to pension plan remeasurement (net of tax benefit of $5 and $1, respectively)	5	(2)
Amounts reclassified from accumulated other comprehensive loss:
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax benefit of zero and zero, respectively) (1)	1	1
Settlement loss on pension plan (net of tax benefit of zero and zero, respectively) (2)	—	2
Amortization of unrecognized prior service credit and actuarial loss (net of tax benefit of zero and zero, respectively) (3)	—	(1)
Net current period other comprehensive income, net of tax	6	—
End of period	$(10)	$(11)
_______________________________________

(1)
Amount related to the reclassification of mark-to-market losses on cash flow hedging activities and was recorded in Interest expense on our unaudited consolidated statements of operations. Please read Note 3—Risk Management, Derivatives and Financial Instruments for further discussion.

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

Note 6—Inventory
A summary of our inventories is as follows:

(amounts in millions)	September 30, 2015	December 31, 2014
Materials and supplies	$30	$30
Coal	66	51
Fuel oil	1	1
Total	$97	$82
Note 7—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	September 30, 2015	December 31, 2014
Unsecured notes:
7.00% Senior Notes Series H, due 2018	$300	$300
6.30% Senior Notes Series I, due 2020	250	250
7.95% Senior Notes Series F, due 2032	275	275
	825	825
Unamortized discount	(1)	(1)
Total Long-term debt	$824	$824

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

Indenture Provisions and Other Covenants
Certain of our financial obligations and all of our senior notes include provisions which, if not met, could require early payment, additional collateral support or similar actions.  The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events and acceleration of other financial obligations. At September 30, 2015, we were in compliance with the provisions and covenants contained within our indenture. Our indenture also includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness.
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
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on September 30, 2015 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends and borrow additional funds from external, third-party sources. As a result, we were restricted from paying dividends as of September 30, 2015.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.
Note 8—Commitments and Contingencies
Contingencies
We record accruals for estimated losses from contingencies when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated.  In addition, we disclose matters for which management believes a material loss is reasonably possible.  Management assesses matters based on current information and makes judgments concerning their potential outcome, giving consideration to the nature of the claim, the amount, if any, and nature of damages sought and the probability of success.  Management regularly reviews all new information with respect to such contingencies and adjusts its assessments and estimates of such contingencies accordingly.  Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of any legal proceedings could involve amounts that are different from recorded accruals and that such differences could be material.
We are party to routine proceedings arising in the ordinary course of business.  Any accruals or estimated losses related to these matters are not material. In management’s judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
MISO 2015-2016 Planning Resource Auction.  In May 2015, three complaints were filed at FERC regarding the Zone 4 results for the 2015-2016 Planning Resource Auction (“PRA”) conducted by MISO. The Newton, Coffeen and Joppa facilities were offered into Zone 4 in the 2015-2016 PRA. The complainants, Public Citizen, Inc., the Illinois Attorney General, and Southwestern Electric Cooperative, Inc., have challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds and requested changes to the MISO PRA structure going forward. Complainants have also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the 2015-2016 PRA. The Independent

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

Market Monitor for MISO (“MISO IMM”), which was responsible for monitoring the MISO 2015-2016 PRA, determined that all offers were competitive and that no physical or economic withholding occurred.  The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the proposed remedies.  Dynegy disputes the allegations and will defend its actions vigorously. Dynegy filed its Answer to these complaints. In addition, the Illinois Industrial Energy Consumers filed a complaint at FERC against MISO on June 30, 2015 requesting prospective changes to the MISO tariff.  Dynegy also responded to this complaint.
On October 1, 2015, FERC issued an order of non-public, formal investigation, stating that shortly after the conclusion of the 2015-2016 PRA, FERC’s Office of Enforcement began a non-public informal investigation into whether market manipulation or other potential violations of FERC orders, rules and regulations occurred before or during the PRA (the “Order”). The Order noted that the investigation is ongoing, and that the order converting the informal, non-public investigation to a formal, non-public investigation does not indicate that FERC has determined that any entity has engaged in market manipulation or otherwise violated any FERC order, rule or regulation. Further, FERC held a Staff-led technical conference on October 20, 2015 to obtain further information concerning potential changes to the MISO PRA structure going forward, including on proposals made by complainants. The technical conference did not address the ongoing Office of Enforcement investigation.
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
CAA Section 114 Information Requests. Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the CAA. The requests sought detailed operating and maintenance history data with respect to the Coffeen, Newton and Joppa facilities. In August 2012, the EPA issued a Notice of Violation (“NOV”) alleging that projects performed in 1997, 2006 and 2007 at the Newton facility violated Prevention of Significant Deterioration, Title V permitting and other requirements. The NOV remains unresolved. We believe our defenses to the allegations described in the NOV are meritorious. A decision by the U.S. Court of Appeals for the Seventh Circuit in 2013 held that similar claims older than five years were barred by the statute of limitations. This decision may provide an additional defense to the allegations in the NOV.
Ultimate resolution of these CAA matters could have a material adverse impact on our future financial condition, results of operations and cash flows. A resolution could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties. At this time we are unable to make a reasonable estimate of the possible costs, or range of costs, that might be incurred to resolve these matters.
Groundwater. Hydrogeologic investigations of the coal combustion residuals (“CCR”) surface impoundments have been performed at the Newton, Coffeen and Joppa facilities.  Groundwater monitoring results indicate that the CCR surface impoundments at each of the facilities potentially impact onsite groundwater.
In 2012, the Illinois EPA issued violation notices with respect to groundwater conditions at our Newton and Coffeen facilities’ CCR surface impoundments. In February 2013, the Illinois EPA provided written notice that it may pursue legal action with respect to each of these matters through referral to the Illinois Office of the Attorney General. In addition, in April 2015, we submitted an assessment monitoring report to the Illinois EPA concerning previously reported groundwater quality standard exceedances at the Newton facility’s active CCR landfill. The report identifies the Newton facility’s inactive unlined landfill as the likely source of the exceedances and recommends various measures to minimize the effects of that source on the groundwater monitoring results of the active landfill.
In April 2013, Ameren Energy Resources Company filed a proposed site-specific rulemaking with the IPCB which, if approved, would provide for the systematic and eventual closure of our CCR surface impoundments that impact groundwater in exceedance of applicable groundwater standards.  In October 2013, the Illinois EPA filed a proposed rulemaking with the IPCB that would establish processes governing monitoring, corrective action and closure of CCR surface impoundments at all power generating facilities in Illinois.  The Illinois EPA’s proposed rulemaking has been stayed to consider the implications of the federal EPA’s CCR rule. The site-specific rulemaking proposal also has been stayed. In November 2015, the IPCB extended the stay of the Illinois EPA’s proposed rulemaking until early March 2016, at which time the Illinois EPA is required to provide a status report.
At this time, we cannot reasonably estimate the costs or range of costs of resolving our Newton, Coffeen and Joppa groundwater matters, but resolution of these matters may cause us to incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

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
Coal Transportation. During the nine months ended September 30, 2015, we executed one new long-term coal transportation contract with an aggregate commitment of $175 million. Under this contract, we have the ability to terminate our obligation beginning in the year 2021, which would reduce our commitment to $62 million.
Indemnifications and Guarantees
In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements, and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications and guarantees in our contractual agreements, and such loss could be significant, management considers the probability of loss to be remote.
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
The following table summarizes the affiliate accounts receivable and payable on our unaudited consolidated balance sheets.

	September 30, 2015		December 31, 2014
(amounts in millions)	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
Power supply agreements	$41	$—	$88	$—
Services agreement	—	5	—	1
Tax sharing agreement	—	6	—	5
Other (1)	—	10	—	7
Total	$41	$21	$88	$13
__________________________________________

(1)
At September 30, 2015 and December 31, 2014, approximately $8 million and $5 million, respectively, of the accounts payable, affiliate balance is comprised of reimbursable employee benefits paid by a Dynegy subsidiary on behalf of Genco.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

The following table presents the impact of related party transactions on our unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014. It is based primarily on the agreements discussed below and in Note 11—Related Party Transactions of the Form 10-K.

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	Income Statement Line Item	2015	2014	2015	2014
Power supply agreements	Revenues	$146	$162	$418	$480
Services agreement	Operating and maintenance expense	$7	$10	$26	$31

Power Supply Agreements
Genco has a PSA with Illinois Power Marketing Company (“IPM”), a subsidiary of IPR, whereby Genco agreed to sell and IPM agreed to purchase all of the capacity and energy available from Genco’s generation fleet. IPM entered into a similar PSA with Illinois Power Resources Generating, LLC (“IPRG”). Under the PSAs, IPM revenues are allocated between Genco and IPRG based on reimbursable expenses and generation of each entity. The reimbursable expenses used in the calculation of revenues allocated under the Genco and IPRG PSAs include operation costs in addition to depreciation and interest on debt. Each PSA will continue through December 31, 2022, and from year to year thereafter. Either party to the respective PSA may elect to terminate the PSA by providing the other party with no less than six months advance written notice.
EEI has a PSA with IPM, whereby EEI agreed to sell and IPM agreed to purchase all of the capacity and energy available from EEI’s generation fleet. With limited exceptions, the price that IPM pays for capacity is the MISO Local Resources Zone 4 clearing price. IPM pays spot market prices for the associated energy. In addition, EEI will at times purchase energy from IPM to fulfill obligations to a non-affiliated party. The PSA will continue through December 31, 2022. Either party to the PSA may elect to terminate the PSA by providing the other party with no less than six months advance written notice.
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
Note 10—Income Taxes
We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss including our impairment loss of $855 million. Please read Note 4—Fair Value Measurements

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2015 and 2014

for further details.  Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.
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
In August 2015, we finalized certain new collective bargaining agreements that resulted in amendments to certain post-employment benefit plans.  As a result of these amendments, we remeasured our benefit obligations and the funded status of the affected plans using inputs as of July 31, 2015. We recorded a gain through accumulated other comprehensive loss and decreased our net liability by approximately $13 million during the third quarter of 2015.
Components of Net Periodic Benefit Cost (Gain).  The following table presents the components of our net periodic benefit cost (gain) of the EEI pension and other post-employment benefit plans for the three and nine months ended September 30, 2015 and 2014. Also reflected is an allocation of net periodic benefit costs (gain) from our participation in Dynegy’s single-employer pension and other post-employment plans for the three and nine months ended September 30, 2015 and 2014.

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Service cost	$1	$1	$—	$1
Interest cost	—	1	1	1
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of:
Prior service credit	1	—	(1)	(1)
Actuarial loss	—	—	—	—
Net periodic benefit cost (gain)	1	1	(1)	—
Total benefit cost (gain)	$1	$1	$(1)	$—

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Service cost	$2	$2	$1	$1
Interest cost	2	3	2	2
Expected return on plan assets	(3)	(3)	(3)	(3)
Amortization of:
Prior service credit	1	—	(1)	(3)
Actuarial loss	—	—	—	2
Net periodic benefit cost (gain)	2	2	(1)	(1)
Settlements	—	2	—	—
Total benefit cost (gain)	$2	$4	$(1)	$(1)

ILLINOIS POWER GENERATING COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended September 30, 2015 and 2014
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
At September 30, 2015, our liquidity consisted of $128 million of cash on hand. Due to the ring-fenced nature of IPH and Genco, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities. Based on current projections as of September 30, 2015, we expect daily working capital needs and capital expenditures to be sufficiently covered by our operating cash flows and cash on hand through 2016.
The following table presents net cash from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(amounts in millions)	2015	2014
Net cash provided by operating activities	$45	$32
Net cash used in investing activities	$(43)	$(36)
Net cash provided by financing activities	$—	$—
Operating Activities
Historical Operating Cash Flows. Cash provided by operations totaled $45 million for the nine months ended September 30, 2015. During the period, our power generation business provided cash of $67 million primarily due to the operation of our power generation facilities and approximately $15 million of cash related to changes in working capital, offset by $37 million in interest payments.

Cash provided by operations totaled $32 million for the nine months ended September 30, 2014. During the period, we had sources of $48 million primarily due to the operation of our power generation facilities and approximately $13 million in positive changes in working capital, net of $4 million of increased collateral postings to satisfy our counterparty collateral demands, offset by $29 million in interest payments.
Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of power, the prices of coal and their correlation to power prices, collateral requirements, the value of capacity and ancillary services, the run time of our generating facilities, the effectiveness of our commercial strategy and legal requirements.
Collateral Postings. We use a portion of our capital resources in the form of cash and lines of credit to satisfy counterparty collateral demands. Our collateral postings to third parties consisted of a $5 million line of credit at September 30, 2015 and $5 million of cash at December 31, 2014. On February 26, 2014, Genco entered into a collateral agreement, with a total limit not to exceed $22.5 million, with Illinois Power Marketing Company (“IPM”) pursuant to which Genco may provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. We have provided no amounts to IPM under this agreement as of September 30, 2015. Additional collateral support for agreements entered into prior to December 2, 2013 will continue to be provided by Ameren Corporation (“Ameren”) through December 2, 2015, after which Genco may be called upon to post collateral through its collateral posting agreement with IPM described above. As of September 30, 2015, the amount of collateral posted by Ameren was $12 million.
Investing Activities
Capital Expenditures. We had capital expenditures of approximately $43 million and $36 million during the nine months ended September 30, 2015 and 2014, respectively. These amounts included capitalized interest of $16 million and $15 million for the nine months ended September 30, 2015 and 2014, respectively.
Financing Activities
Historical Cash Flow from Financing Activities. During each of the nine months ended September 30, 2015 and 2014, we had no cash flow from financing activities.
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
The following table summarizes these required ratios as of and for the three months ended September 30, 2015:

	Required Ratio	Actual Ratio
Restricted payment interest coverage ratio (1)	≥1.75	1.38
Additional indebtedness interest coverage ratio (2)	≥2.50	1.38
Additional indebtedness debt-to-capital ratio (2)	≤60%	84%
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
Based on September 30, 2015 calculations, our interest coverage ratios are less than the minimum ratios required for us to borrow additional funds from external, third-party sources.

In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.
Dividends
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on September 30, 2015 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends. As a result, we were restricted from paying dividends as of September 30, 2015. Please read Note 7—Debt for further discussion on indenture provisions.
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

RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations for the three and nine months ended September 30, 2015 and 2014.  Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly affect the demand for our services. At the end of this section, we have included our business outlook.
Genco has a PSA with IPM, a subsidiary of IPR, whereby it agreed to sell and IPM agreed to purchase all of the capacity and energy available from its generation fleet. IPM entered into a similar PSA with Illinois Power Resources Generating, LLC (“IPRG”). Under the PSAs, IPM revenues are allocated between Genco and IPRG based on reimbursable expenses and generation of each entity. The reimbursable expenses used in the calculation of revenues allocated under the Genco and IPRG PSAs include operation costs in addition to depreciation and interest on debt. Additionally, the revenues allocated include settled values of derivative instruments entered into by IPM to hedge commodity exposure related to Genco and IPRG generation.
Electric Energy, Inc. (“EEI”) has a PSA with IPM, whereby EEI agreed to sell and IPM agreed to purchase all of the capacity and energy available from EEI’s generation fleet. With limited exceptions, the price that IPM pays for capacity is the MISO Local Resources Zone 4 clearing price. IPM pays spot market prices for the associated energy. In addition, EEI will at times purchase energy from IPM to fulfill obligations to a non-affiliated party.
Ultimately, our sales are subject to market conditions for power. We principally use coal and limited amounts of natural gas for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply, demand and many other factors. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. As discussed above, IPM may hedge exposures related to our generation through derivative contracts and the settled value under those contracts are allocated to us through the PSAs. The reliability of our facilities, operations and maintenance costs and capital expenditures are key factors that we seek to control in order to optimize our results of operations, financial position and liquidity.

During the third quarter of 2015, several final environmental regulations were enacted which will have an impact on our coal-fired power generation facilities.  As a result of these regulations, we performed a strategic review of our assets which incorporated the costs of these regulations, and incorporated a reduced long-term market outlook, caused by MISO’s poorly designed wholesale capacity market that mixes out-of-state regulated generators that receive rate based compensation from their home states to recover costs, with Central and Southern Illinois competitive generators that rely on the capacity market for fair compensation to recover costs.  The results of this analysis determined the book value of the Coffeen facility was not recoverable, requiring the facility to be impaired.  We conducted a discounted cash flow model of the facility to determine its fair value.  For the model, gross margin was based on publicly available forward market quotes for the first two years and internally developed prices thereafter, operations and maintenance expenses and capital expenditures were based on current forecasts and used a plant-specific discount rate of approximately 15%. The model resulted in a fair value of zero for the plant, requiring us to record an impairment charge of $855 million in Impairments and other charges in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2015.

Consolidated Summary Financial Information — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table provides summary financial data regarding our consolidated results of operations for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2015	2014
Revenues	$146	$165	$(19)	(12)%
Cost of sales, excluding depreciation expense	(88)	(121)	33	27%
Gross margin	58	44	14	32%
Operating and maintenance expense	(33)	(37)	4	11%
Impairment and other charges	(855)	—	(855)	(100)%
Depreciation and amortization expense	(25)	(25)	—	—%
Operating loss	(855)	(18)	(837)	NM
Interest expense	(10)	(10)	—	—%
Loss before income taxes	(865)	(28)	(837)	NM
Income tax benefit	348	11	337	NM
Net loss	(517)	(17)	(500)	NM
Less: Net income attributable to noncontrolling interest	2	—	2	100%
Net loss attributable to Illinois Power Generating Company	$(519)	$(17)	$(502)	NM

Million Megawatt Hours Generated	3.7	5.2	(1.5)	(29)%
IMA for Genco Facilities (1)	89%	94%
Average Capacity Factor for Genco Facilities (2)	55%	77%
Average Quoted Market Power Prices ($/MWh) (3)
On-Peak: Indiana (Indy Hub)	$33.09	$37.90	$(4.81)	(13)%
Off-Peak: Indiana (Indy Hub)	$23.37	$27.57	$(4.20)	(15)%
 ________________________________________

(1)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues.

(2)	Reflects actual production as a percentage of available capacity.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $19 million from $165 million for the three months ended September 30, 2014 to $146 million for the three months ended September 30, 2015. The decrease is due to lower energy revenues received through the PSAs related to lower market prices as a result of milder weather, which was offset by increased capacity revenue received through the PSAs from higher capacity clearing prices for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Cost of Sales. Cost of sales decreased by $33 million from $121 million for the three months ended September 30, 2014 to $88 million for the three months ended September 30, 2015. The decrease is primarily due to lower coal and coal transportation costs due to less generation as a result of milder weather during the three months ended September 30, 2015.
Operating and Maintenance Expense. Operating and maintenance expense decreased by $4 million from $37 million for the three months ended September 30, 2014 to $33 million for the three months ended September 30, 2015, primarily due to a decrease of $3 million in the services agreement fee caused by a decrease in the allocation rate.

Impairment and other charges. Increase in impairments is due to an impairment charge against the carrying value of our Coffeen generation facility during the three months ended September 30, 2015. Please read Note 4—Fair Value Measurements for further discussion.
Income Tax Benefit. We reported a $348 million income tax benefit from continuing operations for the three months ended September 30, 2015, compared to an $11 million income tax benefit from continuing operations for the three months ended September 30, 2014. The increase in the benefit is primarily related to the increase in our pretax loss when comparing the two periods, mainly attributable to an impairment charge during the three months ended September 30, 2015.
Consolidated Summary Financial Information — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table provides summary financial data regarding our consolidated results of operations for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2015	2014
Revenues	$420	$483	$(63)	(13)%
Cost of sales, excluding depreciation expense	(265)	(340)	75	22%
Gross margin	155	143	12	8%
Operating and maintenance expense	(121)	(120)	(1)	(1)%
Impairment and other charges	(855)	—	(855)	(100)%
Depreciation and amortization expense	(75)	(73)	(2)	(3)%
Operating loss	(896)	(50)	(846)	NM
Interest expense	(29)	(30)	1	3%
Loss before income taxes	(925)	(80)	(845)	NM
Income tax benefit	373	32	341	NM
Net loss	(552)	(48)	(504)	NM
Less: Net income (loss) attributable to noncontrolling interest	(1)	2	(3)	(150)%
Net loss attributable to Illinois Power Generating Company	$(551)	$(50)	$(501)	NM

Million Megawatt Hours Generated	11.4	14.5	(3.1)	(21)%
IMA for Genco Facilities (1)	92%	91%
Average Capacity Factor for Genco Facilities (2)	55%	71%
Average Quoted Market Power Prices ($/MWh) (3)
On-Peak: Indiana (Indy Hub)	$35.17	$51.53	$(16.36)	(32)%
Off-Peak: Indiana (Indy Hub)	$25.41	$33.68	$(8.27)	(25)%
 ________________________________________

(1)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues.

(2)	Reflects actual production as a percentage of available capacity.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $63 million from $483 million for the nine months ended September 30, 2014 to $420 million for the nine months ended September 30, 2015. The decrease is due to lower energy revenues received through the PSAs as the result of decreased market prices primarily related to milder weather in 2015 and planned outages at our EEI and Newton facilities, offset by increased capacity revenue received through the PSAs from higher capacity clearing prices for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Cost of Sales. Cost of sales decreased by $75 million from $340 million for the nine months ended September 30, 2014 to $265 million for the nine months ended September 30, 2015. The decrease is primarily due to $75 million in lower coal costs due to planned outages and decreased generation as a result of milder weather during the nine months ended September 30, 2015.
Operating and Maintenance Expense. Operating and maintenance expense increased by $1 million from $120 million for the nine months ended September 30, 2014 to $121 million for the nine months ended September 30, 2015 primarily due to an increase in accretion expense caused by an upward revision in ARO liability at the end of 2014 and increased planned outage expenses of $5 million, offset by a decrease in the services agreement fee due to a lower allocation rate of the same amount.
Impairment and other charges. Increase in impairments is due to an impairment charge against the carrying value of our Coffeen generation facility during the nine months ended September 30, 2015. Please read Note 4—Fair Value Measurements for further discussion.
Income Tax Benefit. We reported an income tax benefit of $373 million and $32 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase in the benefit is primarily related to the increase in our pretax loss when comparing the two periods, mainly attributable to an impairment charge during the nine months ended September 30, 2015.
Outlook
As of October 19, 2015, our expected remaining 2015 coal requirements are fully contracted and 96 percent priced. Our forecasted coal requirements for 2016 are 84 percent contracted and 65 percent priced. We look to procure and price additional fuel opportunistically. Our coal transportation requirements are fully contracted for 2015 and 2016. Our coal transportation requirements are approximately 77 percent contracted for 2017 to 2019. In addition, we recently entered into a new long-term transportation agreement for the Joppa facility. The new Joppa transport contract will begin in 2018 and is also a reduction from the 2017 rate.
Through IPM, we commercialize our assets through a combination of physical participation in the MISO markets and bilateral capacity sales. For Planning Year 2013-2014, Local Resource Zone 4 cleared at $1.05 per MW-day. For Planning Year 2014-2015, Local Resource Zone 4 cleared at $16.75 per MW-day. For Planning Year 2015-2016, Local Resource Zone 4 cleared at $150 per MW-day with 1,403 MW sold, including 996 MW that are expected to cover obligations which are realized through the PSAs, leaving 407 MW that will receive the $150 per MW-day clearing price. We expect asset retirements and confirmed future capacity exports from MISO to PJM to continue shrinking the supply of generation in the market. MISO has a Planning Reserve Margin of 15.2 percent and has forecasted reserve margins of 16.1 percent for Planning Year 2016-2017, 16.6 percent for Planning Year 2017-2018, 16.0 percent for Planning Year 2018-2019, 15.2 percent for Planning Year 2019-2020 and 14.7 percent for Planning Year 2020-2021.
In May 2015, three complaints were filed at FERC regarding the Zone 4 results for the 2015-2016 Planning Resource Auction (“PRA”) conducted by MISO. The Newton, Coffeen and Joppa facilities were offered into Zone 4 in the 2015-2016 PRA. The complainants, Public Citizen, Inc., the Illinois Attorney General, and Southwestern Electric Cooperative, Inc., have challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds and requested changes to the MISO PRA structure going forward. Complainants have also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the 2015-2016 PRA. The Independent Market Monitor for MISO (“MISO IMM”), which was responsible for monitoring the MISO 2015-2016 PRA, determined that all offers were competitive and that no physical or economic withholding occurred.  The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the proposed remedies.  In addition, the Illinois Industrial Energy Consumers filed a complaint at FERC against MISO on June 30, 2015 requesting prospective changes to the MISO tariff.
On October 1, 2015, FERC issued an order of non-public, formal investigation, stating that shortly after the conclusion of the 2015-2016 PRA, FERC’s Office of Enforcement began a non-public informal investigation into whether market manipulation or other potential violations of FERC orders, rules and regulations occurred before or during the PRA. The Order noted that the investigation is ongoing, and that the order converting the informal, non-public investigation to a formal, non-public investigation does not indicate that FERC has determined that any entity has engaged in market manipulation or otherwise violated any FERC order, rule or regulation. Further, FERC held a Staff-led technical conference on October 20, 2015 to obtain further information concerning potential changes to the MISO PRA structure going forward, including on proposals made by complainants. The technical conference did not address the ongoing Office of Enforcement investigation. Please read Note 8—Commitments and Contingencies-MISO 2015-2016 Planning Resource Auction for further information.
Through IPM, we also sell a portion of our capacity into the PJM control area. Capacity market prices within PJM are consistently higher than within MISO. In addition, PJM holds auctions several years in advance. In PJM, we cleared no volume in the Planning Year 2014-2015 Base Residual Auction (“BRA”) and 150 MW in the Planning Year 2015-2016 BRA.

PJM has begun the transition of the PJM capacity market to its Capacity Performance (“CP”) product. On August 26-27, 2015, PJM held a transitional CP auction to convert up to 60 percent of PJM’s capacity needs for Planning Year 2016-2017 from legacy capacity to CP. On September 3-4, 2015, PJM held a transitional CP auction to convert 70 percent of PJM’s capacity needs for Planning Year 2017-2018 from legacy capacity to CP. On August 10-14, 2015, PJM held the BRA to procure CP for 80 percent and Base for 20 percent of PJM’s capacity needs for the Planning Year 2018-2019.
In the Planning Year 2016-2017 Transitional Auction, Genco converted its previously committed 425 MW of legacy capacity to 434 MW of CP. In the Planning Year 2017-2018 Transitional Auction, Genco converted 260 MW of its 416 MW legacy capacity to CP retaining 156 MW as legacy capacity. CP increased previous BRA prices from $59 per MW-day to $134 per MW-day for Planning Year 2016-2017; and $120 per MW-day to $152 per MW-day for Planning Year 2017-2018. CP for Planning Year 2018-2019 cleared $165 per MW-day. We have also secured one segment of the transmission path required to offer an additional 240 MW of capacity and energy into PJM.
Environmental and Regulatory Matters
Please read Item 1. Business-Environmental Matters in our Form 10-K and Item 2. Results of Operations-Outlook-Environmental and Regulatory Matters in our Form 10-Q for the period ended March 31, 2015 and June 30, 2015 for a detailed discussion of our environmental and regulatory matters.
The Clean Air Act
National Ambient Air Quality Standards (“NAAQS”). On October 1, 2015, the EPA issued a final rule lowering the primary and secondary NAAQS for ground-level ozone from 75 to 70 parts per billion. In accordance with the CAA, the EPA anticipates designating attainment and nonattainment areas for the 2015 ozone NAAQS by October 1, 2017. State implementation plans for the new ozone NAAQS generally would be due in 2020-2021. Based on the severity of nonattainment designation, nonattainment areas would be required to achieve compliance between 2020 and 2037.
In August 2015, the EPA issued a final rule regarding the 2010 one-hour SO2 NAAQS that requires air agencies to characterize air quality around sources that emit 2,000 tons per year or more of SO2 using either ambient air quality measured at monitors or modeling of source emissions. The rule requires air agencies to identify, by July 2016, sources with SO2 emissions above 2,000 tons per year. For source areas that will be evaluated through air quality modeling, the modeling analysis must be submitted to the EPA by January 2017. For source areas that will be evaluated through air quality monitoring, air quality data will be collected for years 2017 through 2019. The rule will lead to the development of data that informs attainment and nonattainment area designations for the 2010 one-hour SO2 NAAQS that are required by a court order to occur over the period July 2016 through December 2020. The EPA anticipates making final area designations for the majority of the country by December 2017, except for areas with new monitoring networks that begin operation in 2017 for which final designations would be made by December 2020. For areas designated nonattainment in 2017, the EPA anticipates state implementation plans (SIPs) would be due in August 2019. For areas designated nonattainment in 2020, the EPA anticipates SIPs would be due in August 2022. Areas designated nonattainment must achieve attainment no later than five years after designation.
The nature and scope of potential future requirements concerning the 2015 ozone NAAQS and 2010 one-hour SO2 NAAQS cannot be predicted with confidence at this time. A future requirement for additional emission reductions of NOx or SO2 at any of our coal-fired generating facilities for purposes of the 2010 one-hour SO2 NAAQS or 2014 ozone NAAQS may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.
The Clean Water Act
Effluent Limitation Guidelines (“ELG”). On September 30, 2015, the EPA issued a final rule revising the ELG for steam electric power generation units. The ELG final rule establishes new or additional requirements for wastewater streams associated with steam electric power generation processes and byproducts, including flue gas desulfurization, fly ash, bottom ash and flue gas mercury control. For EGUs greater than 50 MW, the final rule establishes a zero discharge standard for bottom ash transport water, fly ash transport water and flue gas mercury control wastewater. The rule also establishes effluent limits for flue gas desulfurization wastewaters based on chemical precipitation and biological treatment. Existing EGUs are required to comply with the discharge limits in the ELG final rule by a date determined by the permitting authority that is as soon as possible beginning November 1, 2018, but no later than December 31, 2023.
We are currently evaluating the ELG final rule and the CCR rule to determine whether current management of CCR, including beneficial reuse, and the use of the CCR surface impoundments should be altered.  We are also evaluating the potential costs to comply with these regulations, which could be material.  The ELG final rule’s zero discharge standard on bottom ash transport water on all units greater than 50 MW may add material compliance costs to our preliminary cost estimate of approximately

$46 million for compliance with the ELG rule, which we are currently reviewing. The majority of ELG compliance spend is expected to occur in the 2018-2023 timeframe.  Our estimate and timing could change significantly depending upon a variety of factors, including detailed site-specific engineering analyses, the outcome of potential litigation concerning the ELG final rule, and our final compliance plans with the EPA’s CCR rule.
Waters of the United States. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the EPA and the U.S. Army Corps of Engineers’ final rule defining the term “waters of the United States” pending further review by the court.
Coal Combustion Residuals
Illinois. In October 2013, the Illinois EPA filed a proposed rulemaking with the IPCB that would establish processes governing monitoring, corrective action and closure of CCR surface impoundments at power generating facilities. The Illinois EPA’s proposed rulemaking has been stayed since May 2015 to consider the implications of the federal EPA’s CCR rule. In November 2015, the IPCB extended the stay until early March 2016, at which time the Illinois EPA is required to provide a status report.
Climate Change
Federal Regulation of Greenhouse Gases. Numerous states, industry associations, labor groups and others have filed lawsuits challenging the EPA’s final rule Clean Power Plan. Numerous parties challenging the rule also filed motions to stay the rule pending completion of judicial review. In addition, numerous states and others have filed lawsuits challenging the EPA’s final rule regarding carbon standards for new, modified and reconstructed EGUs.
We are analyzing the EPA’s final rules to reduce EGU carbon dioxide (“CO2”) emissions, the potential impacts on our power generation facilities, and how the rules intersect with electricity market design. The nature and scope of CO2 emission reduction requirements that ultimately may be imposed on our facilities as result of the EPA’s EGU CO2 reduction rules are uncertain at this time, but may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.
UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.”  All statements included or incorporated by reference in this quarterly report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning.  In particular, these include, but are not limited to, statements relating to the following:

•	beliefs and assumptions about weather and general economic conditions;

•	beliefs, assumptions and projections regarding the demand for power, generation volumes and commodity pricing, including natural gas prices and the timing of a recovery in power market prices, if any;

•
beliefs and assumptions about market competition, generation capacity and regional supply and demand characteristics of the wholesale and retail power markets, including the anticipation of plant retirements and higher market pricing over the longer term;

•	sufficiency of, access to and costs associated with coal inventories and transportation thereof;

•	the effects of, or changes to, MISO or PJM power and capacity procurement processes;

•	beliefs associated with impairments of our long-lived assets;

•
expectations regarding, or impacts of, environmental matters, including costs of compliance, availability and adequacy of emission credits and the impact of ongoing proceedings and potential regulations or changes to current regulations, including those relating to climate change, air emissions, cooling water intake structures, coal combustion byproducts and other laws and regulations that we are, or could become, subject to, which could increase our costs, result in an impairment of our assets, cause us to limit or terminate the operation of certain of our facilities, or otherwise have a negative financial effect;

•	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

•	our access to necessary capital, including short-term credit and liquidity;

•	our assessment of our liquidity, including liquidity concerns which have resulted in limited access to third-party financing sources;

•	expectations regarding our compliance with the unsecured notes indenture and any applicable financial ratios and other payments;

•	beliefs about the outcome of legal, administrative, legislative and regulatory matters;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	our ability to mitigate forced outage risk, including managing risk associated with CP in PJM;

•	our ability to optimize our assets through targeted investment in cost effective technology enhancements;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	the inability of our counterparties and affiliates to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	expectations regarding performance standards and capital and maintenance expenditures; and

•	the timing and anticipated benefits to be achieved through our company-wide improvement programs, including our Producing Results through Innovation by Dynegy Employees (“PRIDE”) initiative.
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
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2014 for detailed disclosures about market risk. There have been no changes in our market risk exposures and how those exposures are managed during the nine months ended September 30, 2015.
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2015.

PART II. OTHER INFORMATION
Item 1—LEGAL PROCEEDINGS
Please read Note 8—Commitments and Contingencies to the accompanying unaudited consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.
Item 1A—RISK FACTORS
Please read Item 1A - Risk Factors of our Form 10-K and below for factors, risks and uncertainties that may affect future results.
We could recognize additional long-lived asset impairment charges related to our facilities.
We continuously monitor the market price for power and the related impact on electric margin, our liquidity needs, and other events or changes in circumstances that indicate that the carrying value of our facilities may not be recoverable as compared to their undiscounted cash flows. We could recognize material long-lived asset impairment charges in the future if estimated undiscounted future cash flows no longer exceed carrying values for long-lived assets. This may occur either as a result of factors outside our control, such as changes in market prices of power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of our facilities, and also as a result of factors that may be within our control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball or sell our facilities.
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

ILLINOIS POWER GENERATING COMPANY

Date:	November 10, 2015	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer (Principal Financial Officer)