Form 10-Q
period 2016-03-31
Illinois Power Generating Co
filed 2016-05-10
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DEFINITIONS
As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

CAA	Clean Air Act
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IMA	In-market Asset Availability
IPH	IPH, LLC (formerly known as Illinois Power Holdings, LLC)
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service Inc.
MW	Megawatts
MWh	Megawatt Hour
NM	Not Meaningful
PJM	PJM Interconnection, LLC
PSA	Power Supply Agreement with respect to each of Illinois Power Generating Company and Illinois Power Resources Generating, LLC, or Power Sales Agreement with respect to Electric Energy, Inc.
S&P	Standard & Poor’s Ratings Services

i

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS

ILLINOIS POWER GENERATING COMPANY CONSOLIDATED BALANCE SHEETS (unaudited) (in millions, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$55	$61
Restricted cash	6	—
Accounts receivable, affiliates	42	54
Accounts receivable	6	8
Inventory	140	133
Prepayments and other current assets	7	6
Total Current Assets	256	262
Property, plant and equipment, net	940	937
Other Assets	27	27
Total Assets	$1,223	$1,226

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$18	$26
Accounts payable, affiliates	25	18
Taxes accrued	13	10
Accrued interest	17	10
Accrued liabilities and other current liabilities	5	9
Total Current Liabilities	78	73
Long-term debt	820	820
Deferred income taxes, net	115	119
Asset retirement obligations	51	49
Other long-term liabilities	25	24
Total Liabilities	1,089	1,085
Commitments and Contingencies (Note 7)

Stockholder’s Equity
Common stock, no par value, 10,000 shares authorized 2,000 shares outstanding	—	—
Additional paid-in capital	542	542
Accumulated other comprehensive loss, net of tax	(10)	(10)
Retained earnings	(402)	(396)
Total Illinois Power Generating Company Stockholder’s Equity	130	136
Noncontrolling interest	4	5
Total Equity	134	141
Total Liabilities and Equity	$1,223	$1,226
See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended March 31,
	2016	2015
Revenues	$99	$143
Cost of sales, excluding depreciation expense	(57)	(93)
Gross margin	42	50
Operating and maintenance expense	(29)	(34)
Depreciation and amortization expense	(9)	(25)
General and administrative expense	(5)	(8)
Operating loss	(1)	(17)
Interest expense	(10)	(10)
Loss before income taxes	(11)	(27)
Income tax benefit	4	11
Net loss	(7)	(16)
Less: Net loss attributable to noncontrolling interest	(1)	(1)
Net loss attributable to Illinois Power Generating Company	$(6)	$(15)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (in millions)

	Three Months Ended March 31,
	2016	2015
Net loss	$(7)	$(16)
Other comprehensive income, net of tax	—	—
Comprehensive loss	(7)	(16)
Less: Comprehensive loss attributable to noncontrolling interest	(1)	(1)
Total comprehensive loss attributable to Illinois Power Generating Company	$(6)	$(15)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7)	$(16)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	9	25
Deferred income taxes and investment tax credits, net	(4)	(10)
Other	1	2
Changes in working capital:
Accounts receivable, net	15	12
Inventory	(7)	(14)
Prepayments and other current assets	(1)	(2)
Restricted cash	(6)	—
Accounts payable and accrued liabilities	6	14
Other	—	2
Net cash provided by operating activities	6	13
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12)	(12)
Net cash used in investing activities	(12)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Net increase (decrease) in cash	(6)	1
Cash, beginning of year	61	126
Cash, end of period	$55	$127

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2016 and 2015

Note 1—Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the U.S. Securities and Exchange Commission (“SEC”). The year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by Generally Accepted Accounting Principles of the United States of America (“GAAP”).  The unaudited consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Certain prior period amounts in our consolidated financial statements have been reclassified to conform to current year presentation. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016, which we refer to as our “Form 10-K.” Unless the context indicates otherwise, throughout this report, the terms “Genco,” “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Illinois Power Generating Company and its direct and indirect subsidiaries.
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
We are organized into a ring-fenced group in order to maintain corporate separateness from Dynegy and its other legal entities. We have an independent director, whose consent is required for certain corporate actions, including material transactions with affiliates. We maintain separate books, records, and bank accounts and separately appoint officers.  Furthermore, we pay liabilities from our own funds, conduct business in our own name, and have restrictions on pledging our assets for the benefit of certain other persons. Our $825 million of senior notes are non-recourse to Dynegy.
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2016, with the exception of the addition of the restricted cash policy noted below.
Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect our reported financial position and results of operations based on currently available information.  Actual results could differ materially from our estimates. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period due to seasonal fluctuations in demand for our energy products and services, changes in commodity prices, timing of maintenance and other expenditures, and other factors.
Restricted Cash.  Restricted cash represents cash that is not readily available for general purpose cash needs. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2016, we had restricted cash of $6 million classified as current assets related to cash deposits associated with collateral for operating activities.
Accounting Standards Adopted During the Current Period
Hybrid Financial Instruments. In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-16-Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity. The amendments in this ASU clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The adoption of this ASU on January 1, 2016 did not have an impact on our unaudited consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2016 and 2015

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
We adopted these ASUs on January 1, 2016 on a retrospective basis affecting presentation on the unaudited consolidated balance sheet for all periods presented.
Extraordinary and Unusual Items. In January 2015, the FASB issued ASU 2015-01-Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The amendments in this ASU eliminate from GAAP the concept of extraordinary items and will no longer require separate classification of them within the statement of operations. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this ASU on January 1, 2016 did not have an impact on our unaudited consolidated financial statements.
Accounting Standards Not Yet Adopted
Compensation. In March 2016, the FASB issued ASU 2016-09-Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating this ASU and any potential impacts the adoption of this ASU will have on our unaudited consolidated financial statements.
Leases. In February 2016, the FASB issued ASU 2016-02-Leases (Topic 842). The amendments in this ASU will mainly require lessees to recognize lease assets and lease liabilities, for those leases classified as operating leases under GAAP, in their balance sheet. The lease assets recognized in the balance sheet will represent a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability recognized in the balance sheet will represent the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating this ASU and any potential impacts the adoption of this ASU will have on our unaudited consolidated financial statements.
Going Concern. In August 2014, the FASB issued ASU 2014-15-Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in this ASU requires management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We currently do not anticipate the adoption of this ASU will have a material impact on our unaudited consolidated financial statements.
Revenue from Contracts with Customers. In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). This ASU was further updated through the issuance of ASU 2015-14 in August 2015 and ASU 2016-08 in March 2016. The amendments in ASU 2015-14 develop a common revenue standard for GAAP and International Financial Reporting Standards by removing inconsistencies and weaknesses in revenue requirements, providing a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, providing more useful information to users of financial statements, and simplifying the preparation of financial statements. The amendments in ASU 2016-08 are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The guidance in this ASU is effective for interim and annual periods beginning

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2016 and 2015

after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently assessing this ASU; however, we do not anticipate the adoption of this ASU will have a material impact on our unaudited consolidated financial statements.
Note 3—Fair Value Measurements
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
The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash, and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of March 31, 2016 and December 31, 2015, respectively. All fair values presented below are classified within Level 2 of the fair value hierarchy.

	March 31, 2016		December 31, 2015
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.00% Senior Notes Series H, due 2018 (1)	$(299)	$(120)	$(299)	$(204)
6.30% Senior Notes Series I, due 2020 (1)	$(249)	$(85)	$(249)	$(148)
7.95% Senior Notes Series F, due 2032 (1)	$(272)	$(88)	$(272)	$(162)
__________________________________________

(1)	Combined carrying amounts include unamortized discounts and debt issuance costs of $5 million as of March 31, 2016 and December 31, 2015. Please read Note 6—Debt for further discussion.
Note 4—Inventory
A summary of our inventories is as follows:

(amounts in millions)	March 31, 2016	December 31, 2015
Materials and supplies	$30	$30
Coal	109	102
Fuel oil	1	1
Total	$140	$133
Note 5—Property, Plant and Equipment
A summary of our property, plant and equipment is as follows:

(amounts in millions)	March 31, 2016	December 31, 2015
Power generation	$1,523	$1,511
Building and improvements	212	212
Office and other equipment	27	27
Property, plant and equipment	$1,762	$1,750
Less: Accumulated depreciation and amortization	(822)	(813)
Property, plant and equipment, net	$940	$937

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2016 and 2015

Note 6—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	March 31, 2016	December 31, 2015
Unsecured notes:
7.00% Senior Notes Series H, due 2018	$300	$300
6.30% Senior Notes Series I, due 2020	250	250
7.95% Senior Notes Series F, due 2032	275	275
	825	825
Unamortized discount and debt issuance costs (1)	(5)	(5)
Total Long-term debt (2)	$820	$820
_______________________________________

(1)	Includes $4 million related to the reclassification of unamortized debt issuance costs as of December 31, 2015. Please read Note 2—Accounting Policies for further discussion.

(2)	Our $825 million of senior notes are non-recourse to Dynegy.
Indenture Provisions and Other Covenants
Certain of our financial obligations and all of our senior notes include provisions which, if not met, could require early payment, additional collateral support, or similar actions. The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events, and acceleration of other financial obligations. At March 31, 2016, we were in compliance with the provisions and covenants contained within our indenture. Our indenture also includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these required ratios:

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

(2)
Ratios must be computed on a pro forma basis considering the additional indebtedness to be incurred and the related interest expense. Other borrowings from external, third-party sources are included in the definition of indebtedness and are subject to these incurrence tests.

As of March 31, 2016, we did not meet our debt incurrence related ratios and therefore we are prohibited from incurring additional third-party indebtedness. Our required ratios under the indenture may be disregarded if both Moody’s and S&P reaffirm the ratings in place at the time of the debt incurrence after considering the additional indebtedness.
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on March 31, 2016 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends and borrow additional funds from external, third-party sources. As a result, we were restricted from paying dividends as of March 31, 2016.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.

Note 7—Commitments and Contingencies

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2016 and 2015

Legal Proceedings
Set forth below is a summary of our material ongoing legal proceedings. We record accruals for estimated losses from contingencies when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated.  In addition, we disclose matters for which management believes a material loss is reasonably possible.  In all instances, management has assessed the matters based on current information and made judgments concerning their potential outcome, giving consideration to the nature of the claim, the amount, if any, the nature of damages sought, and the probability of success.  Management regularly reviews all new information with respect to such contingencies and adjusts its assessments and estimates of such contingencies accordingly.  Because litigation is subject to inherent uncertainties, including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals and that such differences could be material.
In addition to the matters discussed below, we are party to other routine proceedings arising in the ordinary course of business.  Any accruals or estimated losses related to these matters are not material. In management’s judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations, or cash flows.
Contingencies
MISO 2015-2016 Planning Resource Auction.  In May 2015, three complaints were filed at FERC regarding the Zone 4 results for the 2015-2016 Planning Resource Auction (“PRA”) conducted by MISO. The Newton, Coffeen, and Joppa facilities were offered into Zone 4 in the 2015-2016 PRA. The complainants, Public Citizen, Inc., the Illinois Attorney General, and Southwestern Electric Cooperative, Inc., have challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds, and requested changes to the MISO PRA structure going forward. Complainants have also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the 2015-2016 PRA. The Independent Market Monitor for MISO (“MISO IMM”), which was responsible for monitoring the MISO 2015-2016 PRA, determined that all offers were competitive and that no physical or economic withholding occurred.  The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the proposed remedies.  Dynegy disputes the allegations and will defend its actions vigorously. Dynegy filed its Answer to these complaints. In addition, the Illinois Industrial Energy Consumers filed a complaint at FERC against MISO on June 30, 2015 requesting prospective changes to the MISO tariff.  Dynegy also responded to this complaint.
On October 1, 2015, FERC issued an order of non-public, formal investigation, stating that shortly after the conclusion of the 2015-2016 PRA, FERC’s Office of Enforcement began a non-public informal investigation into whether market manipulation or other potential violations of FERC orders, rules, and regulations occurred before or during the PRA (the “Order”). The Order noted that the investigation is ongoing, and that the order converting the informal, non-public investigation to a formal, non-public investigation does not indicate that FERC has determined that any entity has engaged in market manipulation or otherwise violated any FERC order, rule, or regulation. Further, FERC held a Staff-led technical conference on October 20, 2015, to obtain further information concerning potential changes to the MISO PRA structure going forward, including on proposals made by complainants. The technical conference did not address the ongoing Office of Enforcement investigation.
On December 31, 2015, FERC issued an order on the complaints requiring a number of prospective changes to the MISO tariff provisions associated with calculating Initial Reference Levels and Local Clearing Requirements, effective as of the 2016-2017 PRA. Under the order, FERC found that the existing tariff provision which bases Initial Reference Levels for capacity supply offers on the estimated opportunity cost of exporting capacity to a neighboring region (for example, PJM) are no longer just and reasonable. Accordingly, FERC required MISO to set the Initial Reference Level for the capacity at $0 per MW-day for the 2016-2017 PRA.  Capacity suppliers may also request a facility-specific reference level from the MISO IMM. The order did not address the arguments of the complainants regarding the 2015-2016 PRA, and stated that those issues remain under consideration and will be addressed in a future order.
New Source Review and CAA Matters
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
CAA Section 114 Information Requests. Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the CAA. The requests sought detailed operating and maintenance history data with respect to the Coffeen, Newton, and Joppa facilities. In August 2012, the EPA issued a Notice of Violation (“NOV”) alleging that

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2016 and 2015

projects performed in 1997, 2006, and 2007 at the Newton facility violated Prevention of Significant Deterioration, Title V permitting, and other requirements. The NOV remains unresolved. We believe our defenses to the allegations described in the NOV are meritorious. A decision by the U.S. Court of Appeals for the Seventh Circuit in 2013 held that similar claims older than five years were barred by the statute of limitations. This decision may provide an additional defense to the allegations in the NOV.
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
Groundwater. Groundwater monitoring results indicate that the coal combustion residuals (“CCR”) surface impoundments at the Newton, Coffeen, and Joppa facilities potentially impact onsite groundwater. In 2012, the Illinois EPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities’ CCR surface impoundments. In April 2015, we submitted an assessment monitoring report to the Illinois EPA concerning previously reported groundwater quality standard exceedances at the Newton facility’s active CCR landfill. The report identifies the Newton facility’s inactive unlined landfill as the likely source of the exceedances and recommends various measures to minimize the effects of that source on the groundwater monitoring results of the active landfill.
If remediation measures concerning groundwater are necessary at any of our facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. At this time we cannot reasonably estimate the costs, or range of costs, of remediation, if any, that ultimately may be required.
Commitments
In conducting our operations, we have routinely entered into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in our businesses. These commitments have been typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, storage and leases for office space, equipment, design and construction, plant sites, and power generation assets.
Indemnifications and Guarantees
In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications, and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements, and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third-party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications, and guarantees in our contractual agreements, and such loss could be significant, management considers the probability of loss to be remote.
Guaranty Agreement. Genco has provided an uncapped Guaranty Agreement of certain credit support obligations and tax and environmental indemnification obligations of IPH under a transaction agreement with Ameren Corporation (“Ameren”). Certain of the guaranteed obligations under the Guaranty Agreement will survive indefinitely.
Note 8—Related Party Transactions
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2016 and 2015

The following table summarizes the affiliate accounts receivable and payable on our unaudited consolidated balance sheets:

	March 31, 2016		December 31, 2015
(amounts in millions)	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
Power supply agreements	$42	$—	$54	$—
Services agreement	—	12	—	5
Tax sharing agreement	—	2	—	3
Other (1)	—	11	—	10
Total	$42	$25	$54	$18
__________________________________________

(1)
At March 31, 2016 and December 31, 2015, approximately $11 million and $10 million, respectively, of the accounts payable, affiliates balance is comprised of reimbursable employee benefits paid by a Dynegy subsidiary on behalf of Genco.

The following table presents the impact of related party transactions on our unaudited consolidated statements of operations for the three months ended March 31, 2016 and 2015. It is based primarily on the agreements discussed below and in Note 11—Related Party Transactions of the Form 10-K.

		Three Months Ended March 31,
(amounts in millions)	Income Statement Line Item	2016	2015
Power supply agreements	Revenues	$99	$142
Services agreement	Operating and maintenance expense	$8	$11
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
Services Agreement
Dynegy and certain of its subsidiaries (collectively, the “Providers”) provide certain services (the “Services”) to IPH, and certain of its consolidated subsidiaries (collectively, the “Recipients”), which includes us and EEI.
The Providers act as agents for the Recipients for the limited purpose of providing the Services set forth in the Services Agreements. Prior to the beginning of each fiscal year in which Services are to be provided pursuant to the Services Agreement, the Providers and the Recipients agree on a budget for the Services, outlining, among other items, the contemplated scope of the Services to be provided in the following fiscal year and the cost of providing the Services. The Recipients will pay the Providers

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2016 and 2015

an annual management fee as agreed in the budget. We believe this is a reasonable method of allocating the costs of the Services to us and provides an appropriate reflection of the costs we would have incurred if we operated as an unaffiliated entity.
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
Tax Sharing Agreement
We are included in the consolidated tax returns of Dynegy. Under U.S. federal income tax law, Dynegy files consolidated income tax returns for itself and its subsidiaries. Dynegy is responsible for the federal tax liabilities of its subsidiaries which include the income and business activities of the ring-fenced entities and Dynegy’s other affiliates.  Genco and Dynegy entered into a tax sharing agreement on December 2, 2013 that provides that we recognize taxes based on a separate company income tax return basis, as defined in the agreement. The tax sharing arrangement provides that accumulated taxes payable to Dynegy, and any associated interest, be settled at the discretion of Dynegy or us.
Note 9—Income Taxes
We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions.  Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.
Note 10—Pension and Other Post-Employment Benefits
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
Components of Net Periodic Benefit Cost (Gain).  The following table presents the components of our net periodic benefit cost (gain) of the EEI pension and other post-employment benefit plans for the three months ended March 31, 2016 and 2015. Also reflected is an allocation of net periodic benefit cost (gain) from our participation in Dynegy’s single-employer pension and other post-employment plans for the three months ended March 31, 2016 and 2015.

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(amounts in millions)	2016	2015	2016	2015
Service cost	$1	$1	$—	$—
Interest cost	1	1	—	1
Expected return on plan assets	(1)	(1)	(1)	(1)
Net periodic benefit cost (gain)	$1	$1	$(1)	$—
Note 11—Subsequent Events
Under an agreement with Ameren, an affiliate of Ameren was obligated to pay us after-tax proceeds realized on the 2013 sale of our gas-fired facilities by Ameren to its affiliate in excess of a certain amount within two years of January 31, 2014.  In April 2016, we received $14 million related to the sale.
On May 3, 2016, we announced the shutdown of one of our units at the Newton power generation facility in Newton, Illinois. Subject to the approval of MISO, we expect to shut down the unit (615 MW) this year. This decision was made after Newton failed to recover its basic operating costs in the most recent MISO auction. Factors influencing this action included a low power pricing environment, a lack of capacity revenue, and significant maintenance and environmental expenditures required to appropriately maintain the facility. We will assess the carrying value of our fleet during the second quarter of 2016. Upon the shutdown of the Newton unit, we will have 2,553 MW.

ILLINOIS POWER GENERATING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended March 31, 2016 and 2015
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
In this section, we describe our liquidity and capital requirements including our sources and uses of liquidity and capital resources. Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements and contractual obligations, capital expenditures (including required environmental expenditures), and working capital needs. Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs, and other costs such as payroll. Our primary sources of liquidity are cash flows from operations and cash on hand.
We are organized into a ring-fenced group in order to maintain corporate separateness from Dynegy and its other legal entities. We have an independent director, whose consent is required for certain corporate actions, including material transactions with affiliates. We maintain separate books, records and bank accounts and separately appoint officers. Furthermore, we pay liabilities from our own funds, conduct business in our own name and have restrictions on pledging our assets for the benefit of certain other persons. These provisions restrict the ability to move cash out of Genco without meeting certain requirements as set forth in the governing documents. Our $825 million of senior notes are non-recourse to Dynegy.
At March 31, 2016, our liquidity consisted of $55 million of cash on hand. Due to the ring-fenced nature of IPH and Genco, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities. Based on current projections as of March 31, 2016, we expect daily working capital needs and capital expenditures to be sufficiently covered by our operating cash flows and cash on hand through 2016.
We are a party to services agreements (the “Services Agreement”) with Dynegy and certain of its subsidiaries for the provision of certain support services. Effective December 31, 2015, we amended the Services Agreements to provide that payments to Dynegy for services incurred may be deferred based on the liquidity of certain IPH subsidiaries as of the current month’s end. Any deferred payments, and associated interest, will be reflected as an affiliate payable to be settled at the discretion of Dynegy or us. The amendment will be in place through 2016 and will be evaluated for extension in the fourth quarter of 2016. Please read Note 8—Related Party Transactions for further details.
As a result of continued weak energy pricing, unsold capacity volumes, on-going required maintenance and environmental expenditures, as well as consideration of a $300 million debt maturity in 2018, Dynegy management has begun a strategic review of Genco which could include restructuring our debt to achieve a more sustainable business model or transitioning ownership.
The following table presents net cash from operating, investing, and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Net cash provided by operating activities	$6	$13
Net cash used in investing activities	$(12)	$(12)
Net cash provided by financing activities	$—	$—

Operating Activities
Historical Operating Cash Flows. Cash provided by operations totaled $6 million for the three months ended March 31, 2016. During the period, our power generation business provided cash of $12 million primarily due to the operation of our power generation facilities, and approximately $2 million of cash provided related to changes in working capital and general and administrative expenses, offset by $8 million in interest payments.
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
Collateral Postings. We use a portion of our capital resources in the form of cash and lines of credit to satisfy counterparty collateral demands. Our collateral postings to third parties consisted of approximately $15 million and $8 million of cash at March 31, 2016 and December 31, 2015, respectively. Please read Note 2—Accounting Policies for further discussion.
On February 26, 2014, Genco entered into a collateral agreement, with a total limit not to exceed $22.5 million, with Illinois Power Marketing Company (“IPM”) pursuant to which Genco may provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. We have provided no amounts to IPM under this agreement as of March 31, 2016.
Investing Activities
Historical Investing Cash Flows. We had capital expenditures of approximately $12 million and $12 million during the three months ended March 31, 2016 and 2015, respectively. These amounts included capitalized interest of $6 million and $5 million for the three months ended March 31, 2016 and 2015, respectively.
Future Investing Cash Flows. Under an agreement with Ameren Corporation (“Ameren”), an affiliate of Ameren was obligated to pay us after-tax proceeds realized on the 2013 sale of Genco’s gas-fired facilities by Ameren to its affiliate in excess of a certain amount within two years of January 31, 2014. In April 2016, we received $14 million related to the sale.
Financing Activities
Historical Financing Cash Flows. During each of the three months ended March 31, 2016 and 2015, we had no cash flow from financing activities.
Financing Trigger Events.  Certain of our financial obligations and all of our senior notes include provisions which, if not met, could require early payment, additional collateral support, or similar actions.  The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events and acceleration of other financial obligations.  We do not have any trigger events tied to specified credit ratings or stock price in our debt instruments and are not party to any contracts that require us to issue equity based on credit ratings or other trigger events.
Financial Covenant. Our indenture includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans or investments in affiliates, or to incur additional external, third-party indebtedness.
The following table summarizes these required ratios as of and for the three months ended March 31, 2016:

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

(2)
Ratios must be computed on a pro forma basis considering the additional indebtedness to be incurred and the related interest expense. Other borrowings from external, third-party sources are included in the definition of indebtedness and are subject to these incurrence tests.

Based on our actual debt incurrence-related ratios noted above, as of March 31, 2016 we are prohibited from incurring additional third-party indebtedness. Our debt incurrence-related ratio restrictions under the indenture may be disregarded if both Moody's and S&P reaffirm the ratings in place at the time of the debt incurrence after considering the additional indebtedness.
Dividends
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on March 31, 2016 calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends. As a result, we were restricted from paying dividends as of March 31, 2016. Please read Note 6—Debt for further discussion on indenture provisions.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.
 Credit Ratings
In carrying out our commercial business strategy, our current non-investment grade credit ratings have resulted and may result in requirements that we either prepay obligations or post collateral to support our business.
The following table presents the principal credit ratings by Moody’s and S&P effective on the date of this report:

	Moody’s	S&P
Issuer/Corporate	Caa3	CCC+
Senior Unsecured	Caa3	CCC+

RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations for the three months ended March 31, 2016 and 2015.  Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. At the end of this section, we have included our business outlook.
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
Ultimately, our sales are subject to market conditions for power. We principally use coal and limited amounts of natural gas for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply, demand, and many other factors. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. As discussed above, IPM may hedge exposures related to our generation through derivative contracts and the settled value under those contracts are allocated to us through the PSAs. The reliability of our facilities, operations and maintenance costs, and capital expenditures are key factors that we seek to control and to optimize our results of operations, financial position, and liquidity.

Consolidated Summary Financial Information — Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table provides summary financial data regarding our consolidated results of operations for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2016	2015
Revenues	$99	$143	$(44)	(31)%
Cost of sales, excluding depreciation expense	(57)	(93)	36	39%
Gross margin	42	50	(8)	(16)%
Operating and maintenance expense	(29)	(34)	5	15%
Depreciation and amortization expense	(9)	(25)	16	64%
General and administrative expenses	(5)	(8)	3	38%
Operating loss	(1)	(17)	16	94%
Interest expense	(10)	(10)	—	—%
Loss before income taxes	(11)	(27)	16	59%
Income tax benefit	4	11	(7)	(64)%
Net loss	(7)	(16)	9	56%
Less: Net loss attributable to noncontrolling interest	(1)	(1)	—	—%
Net loss attributable to Illinois Power Generating Company	$(6)	$(15)	$9	60%

Million Megawatt Hours Generated (1)	2.4	4.1	(1.7)	(41)%
IMA for Genco Facilities (2)	91%	94%
Average Capacity Factor for Genco Facilities (3)	36%	60%
Average Quoted Market Power Prices ($/MWh) (4)
On-Peak: Indiana (Indy Hub)	$25.61	$39.27	$(13.66)	(35)%
Off-Peak: Indiana (Indy Hub)	$20.18	$28.97	$(8.79)	(30)%
 ________________________________________

(1)	Includes EEI generation at 100 percent.

(2)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues.

(3)	Reflects actual production as a percentage of available capacity.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased primarily by $44 million from $143 million for the three months ended March 31, 2015 to $99 million for the three months ended March 31, 2016. The decrease is due to $23 million in lower revenues allocated to us through the PSAs as a result of decreased generation volumes due to milder weather in 2016. Also contributing to the decrease is $22 million of lower reimbursed costs relating to operating and maintenance expense, general and administrative expenses, and depreciation expense. Each of these expense items is discussed separately below.
Cost of Sales. Cost of sales decreased by $36 million from $93 million for the three months ended March 31, 2015 to $57 million for the three months ended March 31, 2016. The decrease is primarily due to a decrease of $22 million in rail and transportation expense and a decrease of $14 million in lower coal costs due to decreased generation volumes as a result of milder weather during the three months ended March 31, 2016.
Operating and Maintenance Expense. Operating and maintenance expense decreased by $5 million from $34 million for the three months ended March 31, 2015 to $29 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease in capital removal cost and labor related to our Newton facility and lower accretion expenses related to our EEI and Newton facilities.
General and Administrative Expenses. General and administrative expenses decreased by $3 million from $8 million for the three months ended March 31, 2015 to $5 million for the three months ended March 31, 2016. The decrease of $3 million is primarily due to a decrease in the allocation of service agreement expenses period over period.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $16 million from $25 million for the three months ended March 31, 2015 to $9 million for the three months ended March 31, 2016. The decrease of $16 million is primarily due to a reduction in the depreciable asset base as a result of the impairment of our Coffeen assets during third quarter of 2015.
Income Tax Benefit. We reported an income tax benefit of $4 million and $11 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in the benefit is primarily related to the decrease in our loss before income taxes when comparing the two periods.
Outlook
On May 3, 2016, we announced the shutdown of one of our units at the Newton power generation facility in Newton, Illinois. Subject to the approval of MISO, we expect to shut down the unit (615 MW) this year. This decision was made after Newton failed to recover its basic operating costs in the most recent MISO auction. Factors influencing this action included a low power pricing environment, a lack of capacity revenue, and significant maintenance and environmental expenditures required to appropriately maintain the facility. Upon the shutdown of the Newton unit, we will have 2,553 MW. Please read Note 11—Subsequent Events for further discussion.
Additionally on May 3, 2016, Dynegy announced that it will immediately begin a strategic review of Genco as a result of continued weak energy pricing, unsold capacity volumes, on-going required maintenance and environmental expenditures, as well as consideration of a $300 million debt maturity in 2018. Such review could include restructuring our $825 million debt to achieve a more sustainable business model or transitioning ownership to our debtholders. Please read Note 6—Debt for further discussion.
As of April 19, 2016, our expected remaining 2016 coal requirements are 97 percent contracted and 77 percent priced. Excluding the planned shutdown, our forecasted coal requirements for 2017 are 79 percent contracted and 60 percent priced. We look to procure and price additional fuel opportunistically. Our coal transportation requirements are fully contracted for 2016 and 2017. Excluding the planned shutdown, our coal transportation requirements are approximately 65 percent contracted for 2018 to 2020. In addition, we recently entered into a new long-term transportation agreement for the Joppa facility. The new Joppa transport contract will begin in 2018 and is also a reduction from the 2017 rate.
Through IPM, we sell our capacity through five main channels to market: bilateral sales, wholesale transactions, retail sales, PJM exports, and the MISO capacity auction. The MISO capacity auction is typically our final opportunity to market the remaining capacity in MISO. For Planning Year 2014-2015, Local Resource Zone 4 cleared at $16.75 per MW-day. For Planning Year 2015-2016, Local Resource Zone 4 cleared at $150 per MW-day with 1,403 MW sold, including 996 MW that are expected to cover obligations which are realized through the PSAs, leaving 407 MW that will receive the $150 per MW-day clearing price. For Planning Year 2016-2017, Local Resource Zone 4 cleared at $72 per MW-day with no volumes sold incremental to our load obligations.
A majority of the Mercury and Air Toxic Standards (“MATS”) related asset retirements will conclude this year; however, we expect economic retirements to continue reducing reserve margins in MISO. MISO has a Planning Reserve Margin of 15.2 percent and has forecasted reserve margins of 16.1 percent for Planning Year 2016-2017, 16.6 percent for Planning Year 2017-2018, 16.0 percent for Planning Year 2018-2019, 15.2 percent for Planning Year 2019-2020, and 14.7 percent for Planning Year 2020-2021.
Through IPM, we also sell a portion of our capacity into the PJM control area. Beginning on June 1, 2016, our Coffeen and Newton facilities will have 458 MW, or 15 percent of our capacity, that is electrically tied to and becomes baseload generation for PJM through pseudo-tie arrangements. PJM’s capacity market construct is more favorable than MISO’s due to (i) a 3 year forward auction versus a prompt year auction in MISO, (ii) a sloped demand curve versus the vertical demand curve in MISO, and (iii) minimum offer price rule in PJM versus vertically integrated utilities offering in at a zero price in MISO.
PJM has begun the transition of the PJM capacity market to the CP product. On August 26-27, 2015, PJM held a transitional auction to convert up to 60 percent of PJM’s capacity needs for Planning Year 2016-2017 from legacy capacity to CP. On September 3-4, 2015, PJM held a transitional auction to convert 70 percent of PJM’s capacity needs for Planning Year 2017-2018 from legacy capacity to CP. On August 10-14, 2015, PJM held the Base Residual Auction (“BRA”) to procure CP for 80 percent and Base for

20 percent of PJM’s capacity needs for Planning Year 2018-2019. PJM will procure 100 percent CP for all resources beginning with Planning Year 2020-2021.
In PJM, we cleared no volume in the Planning Year 2014-2015 BRA and 150 MW in the Planning Year 2015-2016 BRA. In the Planning Year 2016-2017 Transitional Auction, Genco converted its previously committed 425 MW of legacy capacity to 434 MW of CP. In the Planning Year 2017-2018 Transitional Auction, Genco converted 260 MW of its 416 MW legacy capacity to CP retaining 156 MW as legacy capacity. CP increased previous BRA prices from $59 per MW-day to $134 per MW-day for Planning Year 2016-2017 and $120 per MW-day to $152 per MW-day for Planning Year 2017-2018. CP for Planning Year 2018-2019 cleared $165 per MW-day. We have also secured one segment of the transmission path required to offer an additional 240 MW of capacity and energy into PJM. The Planning Year 2019-2020 auction will conclude on May 24, 2016.
In May 2015, three complaints were filed at FERC regarding the Zone 4 results for the 2015-2016 Planning Resource Auction (“PRA”) conducted by MISO. The Newton, Coffeen, and Joppa facilities were offered into Zone 4 in the 2015-2016 PRA. The complainants, Public Citizen, Inc., the Illinois Attorney General, and Southwestern Electric Cooperative, Inc., have challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds, and requested changes to the MISO PRA structure going forward. Complainants have also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the 2015-2016 PRA. The Independent Market Monitor for MISO (“MISO IMM”), which was responsible for monitoring the MISO 2015-2016 PRA, determined that all offers were competitive and that no physical or economic withholding occurred.  The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the proposed remedies. Dynegy complied fully with the terms of the MISO tariff in connection with the 2015-2016 PRA.  In addition, the Illinois Industrial Energy Consumers filed a complaint at FERC against MISO on June 30, 2015 requesting prospective changes to the MISO tariff.
On October 1, 2015, FERC issued an order of non-public, formal investigation, stating that shortly after the conclusion of the 2015-2016 PRA, FERC’s Office of Enforcement began a non-public informal investigation into whether market manipulation or other potential violations of FERC orders, rules, and regulations occurred before or during the PRA. The Order noted that the investigation is ongoing, and that the order converting the informal, non-public investigation to a formal, non-public investigation does not indicate that FERC has determined that any entity has engaged in market manipulation or otherwise violated any FERC order, rule, or regulation. Further, FERC held a Staff-led technical conference on October 20, 2015 to obtain further information concerning potential changes to the MISO PRA structure going forward, including proposals made by complainants. The technical conference did not address the ongoing Office of Enforcement investigation.
On December 31, 2015, FERC issued an order on the complaints requiring a number of prospective changes to the MISO tariff provisions associated with calculating Initial Reference Levels and Local Clearing Requirements, effective as of the 2016-2017 PRA. Under the order, FERC found that the existing tariff provision, which bases Initial Reference Levels for capacity supply offers on the estimated opportunity cost of exporting capacity to a neighboring region (for example, PJM), is no longer just and reasonable. Accordingly, FERC required MISO to set the Initial Reference Level for capacity at $0 per MW-day for the 2016-2017 PRA. Capacity suppliers may also request a facility-specific reference level from the MISO IMM. The order did not address the other arguments of the complainants regarding the 2015-2016 Auction, and stated that those issues remain under consideration and will be addressed in a future order.
Environmental and Regulatory Matters
Please read Item 1. Business-Environmental Matters in our Form 10-K for a detailed discussion of our environmental and regulatory matters.
The Clean Air Act
MATS. In April 2016, the EPA issued a final finding that consideration of cost does not change the Agency’s determination that regulation of Hazardous Air Pollutants emissions from coal- and oil-fired Electric Generating Units is appropriate and necessary under CAA section 112. Numerous states have petitioned for Supreme Court review of the D.C. Circuit’s decision remanding the MATS rule without vacating to consider cost.
In March 2016, the EPA finalized corrections to its November 2014 MATS rule revisions addressing startup and shutdown monitoring instrumentation. With adoption of the corrections, our startup and shutdown instrumentation extension requests are no longer needed.
The Clean Water Act
Cooling Water Intake Structures. At this time, we estimate the cost of our compliance with the cooling water intake structure rule will be approximately $5 million, with the majority of spend in the 2020-2023 timeframe. Our estimate could change materially depending upon a variety of factors, including site-specific determinations made by the Illinois EPA in implementing the rule, the results of impingement and entrainment studies required by the rule, the results of site-specific engineering studies, and the outcome of litigation concerning the rule.
Effluent Limitation Guidelines (“ELG”). We have evaluated the ELG final rule and the Coal Combustion Residuals (“CCR”) rule in light of our current management of CCR, including beneficial reuse. At this time, we estimate the cost of our compliance with the ELG rule to be approximately $66 million to $81 million. The majority of ELG compliance expenditures are expected to occur in the 2016-2023 timeframe.
Coal Combustion Residuals
EPA CCR Rule. At this time, we estimate the cost of our compliance will be approximately $62 million to $76 million with the majority of the expenditures in the 2016-2023 timeframe. This estimate is reflected in our AROs.
Asset Retirement Obligations
AROs are recorded as liabilities on our unaudited consolidated balance sheets at their Net Present Value (“NPV”) using interest rates ranging from 10 percent to 19.4 percent. The following table presents the NPV and projected obligation as of March 31, 2016:

		Projected Obligation by Period
(amounts in millions)	NPV	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
CCR	$44	$—	$69	$—	$—	$69
Non-CCR	7	2	2	27	67	98
Total AROs	$51	$2	$71	$27	$67	$167

At March 31, 2016, Genco CCR AROs consisted of projected expenditures of $69 million related to surface impoundments and groundwater monitoring. Non-CCR AROs consisted of projected expenditures of $62 million related to asbestos removal, $28 million related to surface impoundments and groundwater monitoring, and $8 million related to landfill closures.
UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.”  All statements included or incorporated by reference in this quarterly report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties, and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect,” and other words of similar meaning.  In particular, these include, but are not limited to, statements relating to the following:

•	beliefs and assumptions about weather and general economic conditions;

•
beliefs, assumptions, and projections regarding the demand for power, generation volumes, and commodity pricing, including natural gas prices and the timing of a recovery in natural gas prices, if any;

•
beliefs and assumptions about market competition, generation capacity, and regional supply and demand characteristics of the wholesale and retail power markets, including the anticipation of plant retirements and higher market pricing over the longer term;

•	sufficiency of, access to, and costs associated with coal inventories and transportation thereof;

•	the effects of, or changes to, MISO or PJM power and capacity procurement processes;

•	beliefs associated with impairments of our long-lived assets;

•
expectations regarding, or impacts of, environmental matters, including costs of compliance, availability, and adequacy of emission credits and the impact of ongoing proceedings and potential regulations or changes to current regulations, including those relating to climate change, air emissions, cooling water intake structures, coal combustion byproducts, and other laws and regulations that we are, or could become, subject to, which could increase our costs, result in an impairment of our assets, cause us to limit or terminate the operation of certain of our facilities, or otherwise have a negative financial effect;

•	projected operating or financial results, including anticipated cash flows from operations, revenues, and profitability;

•	expectations regarding our compliance with the unsecured notes indenture and any applicable financial ratios and other payments;

•	beliefs about the outcome of legal, administrative, legislative, and regulatory matters;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	our ability to mitigate forced outage risk, including managing risk associated with CP in PJM;

•	our ability to optimize our assets through targeted investment in cost effective technology enhancements;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	our access to necessary capital, including short-term credit and liquidity;

•	our assessment of our liquidity, including liquidity concerns which have resulted in limited access to third-party financing sources and our ability to meet future obligations;

•	the inability of our counterparties and affiliates to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	expectations regarding performance standards and capital and maintenance expenditures;

•	beliefs concerning the strategic review of Genco, including any debt restructuring;

•	anticipated timing, outcome, and impact of the expected shutdown of Newton Unit 2; and

•	the timing and anticipated benefits to be achieved through our company-wide improvement programs, including our Producing Results through Innovation by Dynegy Employees (“PRIDE”) initiative.
Any or all of our forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and other factors, many of which are beyond our control, including those set forth under Item 1A—Risk Factors of our Form 10-K.
CRITICAL ACCOUNTING POLICIES
Please read “Critical Accounting Policies” in our Form 10-K for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of such Form 10-K.
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2015 for detailed disclosures about market risk. There have been no changes in our market risk exposures and how those exposures are managed during the three months ended March 31, 2016.
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2016.

PART II. OTHER INFORMATION
Item 1—LEGAL PROCEEDINGS
Please read Note 7—Commitments and Contingencies to the accompanying unaudited consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.
Item 1A—RISK FACTORS
Please read Item 1A—Risk Factors of our Form 10-K and below for factors, risks, and uncertainties that may affect future results.
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

ILLINOIS POWER GENERATING COMPANY

Date:	May 10, 2016	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer (Principal Financial Officer)