Form 10-Q
period 2016-06-30
Illinois Power Generating Co
filed 2016-08-09
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.

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

i

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS

ILLINOIS POWER GENERATING COMPANY CONSOLIDATED BALANCE SHEETS (unaudited) (in millions, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$42	$61
Restricted cash	6	—
Accounts receivable, affiliates	59	54
Accounts receivable	6	8
Inventory	129	133
Prepayments and other current assets	6	6
Total Current Assets	248	262
Property, Plant and Equipment, Net	274	937
Other assets	28	27
Total Assets	$550	$1,226

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$20	$26
Accounts payable, affiliates	34	18
Taxes accrued	13	10
Accrued interest	10	10
Accrued liabilities and other current liabilities	6	9
Total Current Liabilities	83	73
Long-term debt	821	820
Other Liabilities
Deferred income taxes, net	5	119
Asset retirement obligations	52	49
Other long-term liabilities	25	24
Total Liabilities	986	1,085
Commitments and Contingencies (Note 9)

Stockholder’s Equity
Common stock, no par value, 10,000 shares authorized 2,000 shares outstanding	—	—
Additional paid-in capital	542	542
Accumulated other comprehensive loss, net of tax	(10)	(10)
Retained earnings	(971)	(396)
Total Illinois Power Generating Company Stockholder’s Equity	(439)	136
Noncontrolling interest	3	5
Total Equity	(436)	141
Total Liabilities and Equity	$550	$1,226
See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$97	$131	$196	$274
Cost of sales, excluding depreciation expense	(70)	(84)	(127)	(177)
Gross margin	27	47	69	97
Operating and maintenance expense	(30)	(41)	(59)	(75)
Impairment and other charges	(667)	—	(667)	—
Depreciation and amortization expense	(10)	(25)	(19)	(50)
General and administrative expense	(5)	(5)	(10)	(13)
Operating loss	(685)	(24)	(686)	(41)
Interest expense	(9)	(9)	(19)	(19)
Other income and expense, net	14	—	14	—
Loss before income taxes	(680)	(33)	(691)	(60)
Income tax benefit	110	14	114	25
Net loss	(570)	(19)	(577)	(35)
Less: Net loss attributable to noncontrolling interest	(1)	(2)	(2)	(3)
Net loss attributable to Illinois Power Generating Company	$(569)	$(17)	$(575)	$(32)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(570)	$(19)	$(577)	$(35)
Amounts reclassified from accumulated other comprehensive loss:
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax of zero for each respective period)	1	—	1	—
Amortization of unrecognized prior service credit (net of tax of zero for each respective period)	(1)	—	(1)	—
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	(570)	(19)	(577)	(35)
Less: Comprehensive loss attributable to noncontrolling interest	(1)	(2)	(2)	(3)
Total comprehensive loss attributable to Illinois Power Generating Company	$(569)	$(17)	$(575)	$(32)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(577)	$(35)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	667	—
Depreciation expense	19	50
Gain on sale of assets, net	(14)	—
Deferred income taxes and investment tax credits, net	(114)	(24)
Other	4	5
Changes in working capital:
Accounts receivable, net	(3)	43
Inventory	4	(16)
Prepayments and other current assets	—	(3)
Restricted cash	(6)	—
Accounts payable and accrued liabilities	10	(1)
Other	—	1
Net cash provided by (used in) operating activities	(10)	20
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23)	(30)
Proceeds on sale of assets, net	14	—
Net cash used in investing activities	(9)	(30)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Net decrease in cash	(19)	(10)
Cash, beginning of year	61	126
Cash, end of period	$42	$116

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

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
As a result of continued weak energy prices, unsold capacity volumes, on-going required maintenance and environmental expenditures, upcoming interest payments, as well as consideration of a $300 million debt maturity in 2018, we have engaged advisors and, with the assistance of these advisors, have begun a strategic review.  While our projected future cash flow is sufficient to cover our obligations through December 31, 2016, we may not have sufficient future operating cash flow to satisfy our debt maturity in 2018, absent a debt refinancing or restructuring.   Actions to resolve this situation could include one or more of the following:  (i) restructuring our debt to achieve a more sustainable business model; (ii) transitioning ownership of our assets to our debt holders; (iii) deferring discretionary capital expenditures to the extent possible; (iv) continued shut down of uneconomic generation; and/or (v) seeking bankruptcy protection.
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2016, with the exception of the addition of the restricted cash policy noted below.
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
Restricted Cash.  Restricted cash represents cash that is not readily available for general purpose cash needs. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2016, we had restricted cash of $6 million classified as current assets related to cash deposits associated with collateral for operating activities.
Accounting Standards Adopted During the Current Period
Hybrid Financial Instruments. In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-16-Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity. The amendments in this ASU

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weigh those terms and features. The adoption of this ASU on January 1, 2016 did not have an impact on our unaudited consolidated financial statements.
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
We adopted these ASUs on January 1, 2016, on a retrospective basis affecting presentation on the unaudited consolidated balance sheet for all periods presented.
Extraordinary and Unusual Items. In January 2015, the FASB issued ASU 2015-01-Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The amendments in this ASU eliminate from GAAP the concept of extraordinary items and will no longer require separate classification of them within the statement of operations. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this ASU on January 1, 2016, did not have an impact on our unaudited consolidated financial statements.
Accounting Standards Not Yet Adopted
Credit Losses. In June 2016, the FASB issued ASU 2016-13-Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets, which include trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating this ASU and any potential impacts the adoption of this ASU will have on our unaudited consolidated financial statements.
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
Going Concern. In August 2014, the FASB issued ASU 2014-15-Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in this ASU require management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance in this ASU is effective for fiscal years ending after December 15, 2016, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating this ASU and any potential impacts the adoption of this ASU will have on our unaudited consolidated financial statements.
Revenue from Contracts with Customers. In May 2014, the FASB and International Accounting Standards Board jointly issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). This ASU, and subsequently issued amendments to the standard, develop a common revenue standard for GAAP and International Financial Reporting Standards by removing inconsistencies and weaknesses in revenue requirements, providing a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, providing more useful information to users of financial statements, and simplifying the preparation of financial statements. The amendments in ASU 2016-08 are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The guidance in this ASU and its amendments is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating this ASU; however, we do not anticipate that the adoption of this ASU will have a material impact on our unaudited consolidated financial statements.
Note 3—Risk Management, Derivatives and Financial Instruments
There were no derivative instruments on our unaudited consolidated balance sheet as of June 30, 2016, and December 31, 2015.
Impact of Derivatives on the Consolidated Statements of Operations
The cumulative amount of pretax net losses on interest rate derivative instruments in Accumulated Other Comprehensive Income (“AOCI”) was $3 million and $4 million as of June 30, 2016, and December 31, 2015, respectively. These interest rate swaps were executed in 2007 as a partial hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is being amortized out of AOCI into our consolidated statements of operations over a 10-year period that began in April 2008, $1.4 million of which will be amortized in 2016.
Financial Instruments Not Designated as Hedges. There was no material impact of mark-to-market gains (losses) on our unaudited consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.
Note 4—Fair Value Measurements
Non-recurring Measurements. In the second quarter of 2016, as a result of impairment testing, we measured our Newton facility at fair value. Please read Note 7—Property, Plant and Equipment for further details. The valuation method used to determine the impairment charge is classified as Level 3 within the fair value hierarchy.
Fair Value of Financial Instruments.  We have determined the estimated fair value of our financial instruments using available market information and selected valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash, and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of June 30, 2016 and December 31, 2015, respectively. All fair values presented below are classified within Level 2 of the fair value hierarchy.

	June 30, 2016		December 31, 2015
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.00% Senior Notes Series H, due 2018 (1)	$(300)	$(119)	$(299)	$(204)
6.30% Senior Notes Series I, due 2020 (1)	$(249)	$(99)	$(249)	$(148)
7.95% Senior Notes Series F, due 2032 (1)	$(272)	$(107)	$(272)	$(162)

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

__________________________________________

(1)
Combined carrying amounts include unamortized discounts and debt issuance costs of $4 million and $5 million as of June 30, 2016 and December 31, 2015, respectively. Please read Note 8—Debt for further discussion.

Note 5—Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax, by component are as follows:

	Six Months Ended June 30,
(amounts in millions)	2016	2015
Beginning of period	$(10)	$(16)
Amounts reclassified from accumulated other comprehensive loss:
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax of zero and zero, respectively)	1	—
Amortization of unrecognized prior service credit (net of tax of zero and zero, respectively)	(1)	—
Net current period other comprehensive loss, net of tax	—	—
End of period	$(10)	$(16)
Note 6—Inventory
A summary of our inventories is as follows:

(amounts in millions)	June 30, 2016	December 31, 2015
Materials and supplies	$30	$30
Coal	98	102
Fuel oil	1	1
Total	$129	$133
Note 7—Property, Plant and Equipment
A summary of our property, plant and equipment is as follows:

(amounts in millions)	June 30, 2016	December 31, 2015
Power generation	$568	$1,511
Building and improvements	50	212
Office and other equipment	27	27
Property, plant and equipment	645	1,750
Accumulated depreciation	(371)	(813)
Property, plant and equipment, net	$274	$937
In the second quarter of 2016, due to the recent MISO auction results and the impact of the shutdown of one of our Newton facility units, we performed an impairment analysis on our plants. We performed step one of the impairment analysis using undiscounted cash flows for the estimated useful lives of the facilities and determined the book value of the Newton facility would not be recovered. We performed step two of the impairment analysis using a DCF model, utilizing a 13 percent discount rate, and assuming normal operations for the estimated useful lives of the facilities. For the model, gross margin was based on forward commodity market prices obtained from third party quotations for the years 2016 through 2018. For the years 2019 through 2025, we used commodity and capacity price curves developed internally utilizing supply and demand factors. We also used management’s forecasts of operations and maintenance expense, general and administrative expense, and capital expenditures for the years 2016 through 2025 and assumed a 2.5 percent growth rate thereafter, based upon management’s view of future conditions. The model resulted in a fair value of the Newton facility of $71 million, resulting in an impairment charge of $667 million recorded to Impairments in our unaudited consolidated statements of operations for the three and six months ended June 30, 2016. The valuation is classified as Level 3 within the fair value hierarchy.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

Note 8—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	June 30, 2016	December 31, 2015
Unsecured notes:
7.00% Senior Notes Series H, due 2018	$300	$300
6.30% Senior Notes Series I, due 2020	250	250
7.95% Senior Notes Series F, due 2032	275	275
	825	825
Unamortized discount and debt issuance costs (1)	(4)	(5)
Total Long-term debt (2)	$821	$820
_______________________________________

(1)	Includes $4 million related to the reclassification of unamortized debt issuance costs as of December 31, 2015. Please read Note 2—Accounting Policies for further discussion.

(2)	Our $825 million of senior notes are non-recourse to Dynegy.
Indenture Provisions and Other Covenants
Certain of our financial obligations and all of our senior notes include provisions which, if not met, could require early payment, additional collateral support, or similar actions. The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events, and acceleration of other financial obligations. At June 30, 2016, we were in compliance with the provisions and covenants contained within our indenture. Our indenture also includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these required ratios:

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

Based on June 30, 2016 calculations, we did not meet the ratios required for us to pay dividends and borrow additional funds from external, third party sources. As a result, our ability to make payments on our interest and other obligations is contingent on our cash on hand, as well as our future operating cash flow.
As a result of continued weak energy prices, unsold capacity volumes, on-going required maintenance and environmental expenditures, upcoming interest payments, as well as consideration of a $300 million debt maturity in 2018, we have engaged advisors and, with the assistance of these advisors, have begun a strategic review.  While our projected future cash flow is sufficient to cover our obligations through December 31, 2016, we may not have sufficient future operating cash flow to satisfy our debt maturity in 2018, absent a debt refinancing or restructuring.   Actions to resolve this situation could include one or more of the following:  (i) restructuring our debt to achieve a more sustainable business model; (ii) transitioning ownership of our assets to our debt holders; (iii) deferring discretionary capital expenditures to the extent possible; (iv) continued shut down of uneconomic generation; and/or (v) seeking bankruptcy protection.
Note 9—Commitments and Contingencies

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

Contingencies
We record accruals for estimated losses from contingencies when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated.  In addition, we disclose matters for which management believes a material loss is reasonably possible.  Management assesses matters based on current information and makes judgments concerning their potential outcome, giving consideration to the nature of the claim, the amount, if any, the nature of damages sought, and the probability of success.  Management regularly reviews all new information with respect to such contingencies and adjusts its assessments and estimates of such contingencies accordingly.  Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals, and that such differences could be material.
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
CAA Section 114 Information Requests. Commencing in 2005, we received a series of information requests from the EPA pursuant to Section 114(a) of the CAA. The requests sought detailed operating and maintenance history data with respect to the Coffeen, Newton, and Joppa facilities. In August 2012, the EPA issued a Notice of Violation (“NOV”) alleging that projects performed in 1997, 2006, and 2007 at the Newton facility violated Prevention of Significant Deterioration, Title V permitting, and other requirements. The NOV remains unresolved. We believe our defenses to the allegations described in the

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

NOV are meritorious. A decision by the U.S. Court of Appeals for the Seventh Circuit in 2013 held that similar claims older than five years were barred by the statute of limitations. This decision may provide an additional defense to the allegations in the NOV.
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
Groundwater. Groundwater monitoring results indicate that the coal combustion residuals (“CCR”) surface impoundments at the Newton, Coffeen, and Joppa facilities potentially impact onsite groundwater. In 2012, the Illinois EPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities’ CCR surface impoundments. In April 2015, we submitted an assessment monitoring report to the Illinois EPA concerning previously reported groundwater quality standard exceedances at the Newton facility’s active CCR landfill. The report identifies the Newton facility’s inactive unlined landfill as the likely source of the exceedances and recommends various measures to minimize the effects of that source on the groundwater monitoring results of the active landfill. We await Illinois EPA final action on the report.
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

The following table summarizes the affiliate accounts receivable and payable on our unaudited consolidated balance sheets:

	June 30, 2016		December 31, 2015
(amounts in millions)	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
Power supply agreements	$56	$—	$54	$—
Services agreement	—	21	—	5
Tax sharing agreement	—	1	—	3
Other (1)	3	12	—	10
Total	$59	$34	$54	$18
__________________________________________

(1)
At June 30, 2016 and December 31, 2015, approximately $12 million and $10 million, respectively, of the accounts payable, affiliates balance is comprised of reimbursable employee benefits paid by a Dynegy subsidiary on behalf of Genco.

The following table presents the impact of related party transactions on our unaudited consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. It is based primarily on the agreements discussed below and in Note 11—Related Party Transactions of the Form 10-K.

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	Income Statement Line Item	2016	2015	2016	2015
Power supply agreements	Revenues	$97	$130	$195	$273
Services agreement	Operating and maintenance expense	$8	$8	$16	$19
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
Collateral Agreement
Genco has a collateral agreement with IPM pursuant to which IPM may require Genco to provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. The initial collateral limit for Genco is $15 million and IPM can demand an additional $7.5 million for a total limit not to exceed $22.5 million. There have been no amounts provided under this agreement as of June 30, 2016.
Services Agreement
Dynegy and certain of its subsidiaries (collectively, the “Providers”) provide certain services (the “Services”) to IPH, and certain of its consolidated subsidiaries (collectively, the “Recipients”), which includes us and EEI, under a services agreement (the “Services Agreement”).
The Providers act as agents for the Recipients for the limited purpose of providing the Services set forth in the Services Agreement. Prior to the beginning of each fiscal year in which Services are to be provided pursuant to the Services Agreement, the Providers and the Recipients agree on a budget for the Services, outlining, among other items, the contemplated scope of the

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2016 and 2015

Services to be provided in the following fiscal year and the cost of providing the Services. The Recipients will pay the Providers an annual management fee as agreed in the budget. We believe this is a reasonable method of allocating the costs of the Services to us and provides an appropriate reflection of the costs we would have incurred if we operated as an unaffiliated entity.
Effective December 31, 2015, we amended the Services Agreement to provide that payments due in 2016 to Dynegy for services incurred may be deferred. Any deferred payments, and associated interest, will be reflected as an affiliate payable to be settled at the discretion of Dynegy or us.
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
Note 11—Income Taxes
We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions.  Our effective tax rate of 16.5% is lower than the statutory rate of 35% as a result of the recognition of a valuation allowance primarily caused by the impairment of our Newton facility.
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
Components of Net Periodic Benefit Cost (Gain).  The following table presents the components of our net periodic benefit cost (gain) of the EEI pension and other post-employment benefit plans for the three and six months ended June 30, 2016 and 2015. Also reflected is an allocation of net periodic benefit cost (gain) from our participation in Dynegy’s single-employer pension and other post-employment plans for the three and six months ended June 30, 2016 and 2015.

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Service cost	$1	$—	$—	$1
Interest cost	1	1	1	—
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of:
Prior service credit	—	—	(1)	—
Net periodic benefit cost (gain)	$1	$—	$(1)	$—

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Service cost	$2	$1	$—	$1
Interest cost	2	2	1	1
Expected return on plan assets	(2)	(2)	(2)	(2)
Amortization of:
Prior service credit	—	—	(1)	—
Net periodic benefit cost (gain)	$2	$1	$(2)	$—

ILLINOIS POWER GENERATING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended June 30, 2016 and 2015
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
At June 30, 2016, our liquidity consisted of $42 million of cash on hand. Due to the ring-fenced nature of IPH and Genco, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities. Based on current projections as of June 30, 2016, we expect daily working capital needs and capital expenditures to be sufficiently covered by our operating cash flows and cash on hand through 2016.
Effective December 31, 2015, we amended the Services Agreement to provide that payments due in 2016 to Dynegy for services incurred may be deferred. Any deferred payments, and associated interest, will be reflected as an affiliate payable to be settled at the discretion of Dynegy or us. Please read Note 10—Related Party Transactions for further details.
As a result of continued weak energy prices, unsold capacity volumes, on-going required maintenance and environmental expenditures, upcoming interest payments, as well as consideration of a $300 million debt maturity in 2018, we have engaged advisors and, with the assistance of these advisors, have begun a strategic review.  While our projected future cash flow is sufficient to cover our obligations through December 31, 2016, we may not have sufficient future operating cash flow to satisfy our debt maturity in 2018, absent a debt refinancing or restructuring.   Actions to resolve this situation could include one or more of the following:  (i) restructuring our debt to achieve a more sustainable business model; (ii) transitioning ownership of our assets to our debt holders; (iii) deferring discretionary capital expenditures to the extent possible; (iv) continued shut down of uneconomic generation; and/or (v) seeking bankruptcy protection.

The following table presents net cash from operating, investing, and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(amounts in millions)	2016	2015
Net cash provided (used in) by operating activities	$(10)	$20
Net cash used in investing activities	$(9)	$(30)
Net cash provided by financing activities	$—	$—
Operating Activities
Historical Operating Cash Flows. Cash used by operations totaled $10 million for the six months ended June 30, 2016. During the period, our power generation business provided cash of $24 million due to the operation of our power generation facilities, offset by $29 million in interest payments and approximately $5 million of cash used related to changes in working capital and general and administrative expenses.
Cash provided by operations totaled $20 million for the six months ended June 30, 2015. During the period, our power generation business provided cash of $38 million primarily due to the operation of our power generation facilities and approximately $11 million of cash was provided related to changes in working capital, offset by $29 million in interest payments.
Future Operating Cash Flows. Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of power, the prices of coal and their correlation to power prices, collateral requirements, the value of capacity and ancillary services, the run time of our generating facilities, the effectiveness of our commercial strategy, and legal requirements.
Collateral Postings. We use a portion of our capital resources in the form of cash and lines of credit to satisfy counterparty collateral demands. Our collateral postings to third parties consisted of approximately $15 million and $8 million of cash at June 30, 2016 and December 31, 2015, respectively. Please read Note 2—Accounting Policies for further discussion.
On February 26, 2014, Genco entered into a collateral agreement, with a total limit not to exceed $22.5 million, with Illinois Power Marketing Company (“IPM”) pursuant to which Genco may provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. We have provided no amounts to IPM under this agreement as of June 30, 2016.
Investing Activities
Historical Investing Cash Flows. Cash used by investing totaled $9 million for the six months ended June 30, 2016. During the period, we had capital expenditures of approximately $23 million, offset by $14 million after-tax proceeds realized on the 2013 sale of Genco’s gas-fired facilities. Capital expenditures included capitalized interest of $11 million.
Cash used by investing totaled $30 million for the six months ended June 30, 2015. During the period, we had capital expenditures of approximately $30 million. This amount included capitalized interest of $11 million.
Financing Activities
Historical Financing Cash Flows. During the six months ended June 30, 2016 and 2015, we had no cash flow from financing activities.
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

The following table summarizes these required ratios as of June 30, 2016:

	Required Ratio	Actual Ratio
Restricted payment interest coverage ratio (1)	≥1.75	1.18
Additional indebtedness interest coverage ratio (2)	≥2.50	1.18
Additional indebtedness debt-to-capital ratio (2)	≤60%	214%
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

Based on our actual debt incurrence-related ratios noted above, as of June 30, 2016, we are prohibited from incurring additional third-party indebtedness. Our debt incurrence-related ratio restrictions under the indenture may be disregarded if both Moody's and S&P reaffirm the ratings in place at the time of the debt incurrence after considering the additional indebtedness.
Dividends
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on June 30, 2016, calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends. As a result, we were restricted from paying dividends as of June 30, 2016. Please read Note 8—Debt for further discussion on indenture provisions.
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

RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations for the six months ended June 30, 2016 and 2015.  Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. At the end of this section, we have included our business outlook.
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

Consolidated Summary Financial Information — Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table provides summary financial data regarding our consolidated results of operations for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2016	2015
Revenues	$97	$131	$(34)	(26)%
Cost of sales, excluding depreciation expense	(70)	(84)	14	17%
Gross margin	27	47	(20)	(43)%
Operating and maintenance expense	(30)	(41)	11	27%
Impairments	(667)	—	(667)	NM
Depreciation and amortization expense	(10)	(25)	15	60%
General and administrative expenses	(5)	(5)	—	—%
Operating loss	(685)	(24)	(661)	NM
Interest expense	(9)	(9)	—	—%
Other income and expense, net	14	—	14	NM
Loss before income taxes	(680)	(33)	(647)	NM
Income tax benefit	110	14	96	NM
Net loss	(570)	(19)	(551)	NM
Less: Net income attributable to noncontrolling interest	(1)	(2)	1	50%
Net loss attributable to Illinois Power Generating Company	$(569)	$(17)	$(552)	NM

Million Megawatt Hours Generated (1)	2.3	3.6	(1.3)	(36)%
IMA for Genco Facilities (2)	91%	92%
Average Capacity Factor for Genco Facilities (3)	33%	53%
Average Quoted Market Power Prices ($/MWh) (4)
On-Peak: Indiana (Indy Hub)	$31.14	$33.15	$(2.01)	(6)%
Off-Peak: Indiana (Indy Hub)	$22.37	$23.89	$(1.52)	(6)%
 ________________________________________

(1)	Includes EEI generation at 100 percent.

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
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $34 million from $131 million for the three months ended June 30, 2015 to $97 million for the three months ended June 30, 2016. The decrease is due to $14 million in lower revenues allocated to us through the PSAs as a result of decreased generation volumes in 2016. Also contributing to the decrease is $20 million of lower reimbursed costs relating to operating and maintenance expenses, and depreciation expense. Each of these items is discussed separately below.
Cost of Sales. Cost of sales decreased by $14 million from $84 million for the three months ended June 30, 2015 to $70 million for the three months ended June 30, 2016. The decrease is primarily due to $37 million in rail and transportation expense and lower coal costs due to decreased generation volumes as a result of milder weather during the three months ended June 30, 2016. Partially offsetting the decrease is a $16 million one time contract termination fee and a $9 million escalation in coal contract prices and rail car maintenance cost.

Operating and Maintenance Expense. Operating and maintenance expense decreased by $11 million from $41 million for the three months ended June 30, 2015 to $30 million for the three months ended June 30, 2016. The change was primarily due to reduced generation activity resulting in a $6 million decrease in plant and equipment maintenance, a $2 million decrease in compensation and related benefit expenses, a $2 million decrease in operating material purchases, and a $1 million lower accretion expenses related to our EEI and Newton facilities.
Impairments. Impairments of $667 million for the three months ended June 30, 2016 are due to our impairment of our Newton facility. Please see Note 7—Property, Plant and Equipment for further discussion.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $15 million from $25 million for the three months ended June 30, 2015 to $10 million for the three months ended June 30, 2016, primarily due to a reduction in our depreciable asset base as a result of the impairment of our Coffeen assets during the third quarter of 2015.
Other Income and Expense. Other income increased by $14 million when compared to the same period prior year, primarily due to $14 million in previously contingent proceeds received from our previous owner, Ameren, related to the 2013 sale of our gas-fired facilities.
Income Tax Benefit. We reported an income tax benefit of $110 million and $14 million for the three months ended June 30, 2016 and June 30, 2015, respectively. The increase in the benefit is primarily related to the application of our effective tax rate against our losses before income taxes when comparing the two periods that include the impairment of our Newton facility.

Consolidated Summary Financial Information — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table provides summary financial data regarding our consolidated results of operations for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2016	2015
Revenues	$196	$274	$(78)	(28)%
Cost of sales, excluding depreciation expense	(127)	(177)	50	28%
Gross margin	69	97	(28)	(29)%
Operating and maintenance expense	(59)	(75)	16	21%
Impairments	(667)	—	(667)	NM
Depreciation and amortization expense	(19)	(50)	31	62%
General and administrative expenses	(10)	(13)	3	23%
Operating loss	(686)	(41)	(645)	NM
Interest expense	(19)	(19)	—	—%
Other income and expense, net	14	—	14	NM
Loss before income taxes	(691)	(60)	(631)	NM
Income tax benefit	114	25	89	NM
Net loss	(577)	(35)	(542)	NM
Less: Net loss attributable to noncontrolling interest	(2)	(3)	1	33%
Net loss attributable to Illinois Power Generating Company	$(575)	$(32)	$(543)	NM

Million Megawatt Hours Generated (1)	4.7	7.7	(3.0)	(39)%
IMA for Genco Facilities (2)	91%	93%
Average Capacity Factor for Genco Facilities (3)	34%	57%
Average Quoted Market Power Prices ($/MWh) (4)
On-Peak: Indiana (Indy Hub)	$28.38	$36.21	$(7.83)	(22)%
Off-Peak: Indiana (Indy Hub)	$21.27	$26.43	$(5.16)	(20)%
 ________________________________________

(1)	Includes EEI generation at 100 percent.

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
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $78 million from $274 million for the six months ended June 30, 2015 to $196 million for the six months ended June 30, 2016. The decrease is due to $36 million in lower revenues allocated to us through the PSAs as a result of decreased generation volumes in 2016. Also contributing to the decrease is $42 million of lower reimbursed costs relating to operating and maintenance expense, and depreciation expense. Each of these expense items is discussed separately below.
Cost of Sales. Cost of sales decreased by $50 million from $177 million for the six months ended June 30, 2015 to $127 million for the six months ended June 30, 2016. The decrease is primarily due to a decrease of $78 million in rail and transportation expense and lower coal costs due to decreased generation volumes as a result of milder weather during the six months ended June 30, 2016. Partially offsetting the decrease is a $16 million one time contract termination fee and a $12 million escalation in coal contract prices and rail car maintenance cost.

Operating and Maintenance Expense. Operating and maintenance expense decreased by $16 million from $75 million for the six months ended June 30, 2015 to $59 million for the six months ended June 30, 2016. The change was primarily due to reduced generation activity resulting in a decrease of $7 million in plant and equipment maintenance, a $3 million decrease in compensation and related benefits expenses, a $3 million decrease in operating material purchases, a $2 million decrease in accretion expenses related to our EEI and Newton facilities, and $1 million related to capital removal cost related to our Newton facility.
General and Administrative Expenses. General and administrative expenses decreased by $3 million from $13 million for the six months ended June 30, 2015 to $10 million for the six months ended June 30, 2016. The decrease of $3 million is primarily due to a decrease in the allocation of service agreement expenses period over period.
Impairments. Impairments of $667 million for the six months ended June 30, 2016 are due to our impairment of our Newton facility. Please see Note 7—Property, Plant and Equipment for further discussion.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $31 million from $50 million for the six months ended June 30, 2015 to $19 million for the six months ended June 30, 2016, primarily due to a reduction in our depreciable asset base as a result of the impairment of our Coffeen assets during the third quarter of 2015
Other Income and Expense. Other income increased by $14 million when compared to the same period prior year, primarily due to $14 million in previously contingent proceeds received from our previous owner, Ameren, related to the 2013 sale of our gas-fired facilities.
Income Tax Benefit. We reported an income tax benefit of $114 million and $25 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in the benefit is primarily related to the application of our effective tax rate against our losses before income taxes when comparing the two periods that include the impairment of our Newton facility.
Outlook
Genco is comprised of three power generation facilities totaling 3,168 MW located within the state of Illinois. Coffeen and Newton primarily operate in MISO. Joppa, which is within the Electric Energy, Inc. control area, is interconnected to Tennessee Valley Authority and Louisville Gas and Electric Company, but through IPM primarily sells its capacity and energy to MISO.
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
Through IPM, we also sell a portion of our capacity into the PJM control area. Genco will pseudo-tie an additional 240 MW into PJM from our Joppa facility beginning June 1, 2017.  As of June 1, 2017, Genco will have 698 MW, or 27 percent of its capacity and energy, electrically tied into PJM through pseudo-tie arrangements. As of June 1, 2016, our Coffeen and Newton facilities have 458 MW, or 15 percent of our capacity and energy, that is electrically tied to and becomes baseload generation for PJM through pseudo-tie arrangements. PJM’s capacity market construct is more favorable than MISO’s due to (i) a three-year forward auction versus a prompt year auction in MISO, (ii) a sloped demand curve versus the vertical demand curve in MISO, and (iii) minimum offer price rule in PJM versus vertically integrated utilities offering in at a zero price in MISO.
PJM has begun the transition of the PJM capacity market to the Capacity Performance (“CP”) product. On August 26-27, 2015, PJM held a transitional auction to convert up to 60 percent of PJM’s capacity needs for Planning Year 2016-2017 from legacy capacity to CP. On September 3-4, 2015, PJM held a transitional auction to convert 70 percent of PJM’s capacity needs for Planning Year 2017-2018 from legacy capacity to CP. On August 10-14, 2015, PJM held the Base Residual Auction (“BRA”) to procure CP for 80 percent and Base for 20 percent of PJM’s capacity needs for Planning Year 2018-2019 and Planning Year 2019-2020. PJM will procure 100 percent CP beginning with Planning Year 2020-2021.
In the Planning Year 2016-2017 Transitional Auction, Genco converted its previously committed 425 MW of legacy capacity to 434 MW of CP. In the Planning Year 2017-2018 Transitional Auction, Genco converted 260 MW of its 416 MW legacy capacity to CP, retaining 156 MW as legacy capacity. CP increased previous BRA prices from $59 per MW-day to $134 per MW-

day for Planning Year 2016-2017 and $120 per MW-day to $152 per MW-day for Planning Year 2017-2018. CP for Planning Year 2018-2019 cleared $165 per MW-day. For Planning Year 2019-2020 BRA, we cleared 384 MW (164 MW base and 220 MW CP).
On May 3, 2016, we announced the shutdown of one of our units at the Newton power generation facility in Newton, Illinois. MISO has approved, and we expect to shut down the 615 MW unit by September 15, 2016. This decision was made after Newton failed to recover its basic operating costs in the most recent MISO auction. Factors influencing this action included a low power pricing environment, a lack of capacity revenue, and significant maintenance and environmental expenditures required to appropriately maintain the facility. Upon the shutdown of the Newton unit, Genco will have 2,553 MW.
As of July 14, 2016, our expected remaining 2016 coal requirements are fully contracted and 75 percent priced. Excluding the planned shutdown, our forecasted coal requirements for 2017 are fully contracted and 72 percent priced. We look to procure and price additional fuel opportunistically. Our coal transportation requirements are fully contracted for 2016 and 2017. Excluding the planned shutdown, our coal transportation requirements are approximately 79 percent contracted for 2018 to 2020. During 2015, we entered into a long-term transportation agreement for the Joppa facility which will begin in 2018 and is also a reduction from the 2017 rate.
Additionally, as a result of continued weak energy pricing, unsold capacity volumes, on-going required maintenance and environmental expenditures, upcoming interest payments, as well as consideration of a $300 million debt maturity in 2018, management has begun a strategic review of Genco. Please read Liquidity and Capital Resources - Overview for further discussion.
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
Environmental and Regulatory Matters
Please read Item 1. Business—Environmental Matters in our Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Environmental and Regulatory Matters in our Form 10-Q for the period ended March 31, 2016 for a detailed discussion of our environmental and regulatory matters.
The Clean Air Act
MATS. In April 2016, the EPA issued its final supplemental finding that consideration of cost does not change the Agency’s determination that regulation of Hazardous Air Pollutants emissions from coal- and oil-fired electric generating units is appropriate and necessary under CAA section 112. Petitions for judicial review have been filed. In June 2016, the Supreme Court declined to review the D.C. Circuit’s decision remanding the MATS rule without vacating to consider cost.
The Clean Water Act
Effluent Limitation Guidelines (“ELG”). We have evaluated the ELG final rule and at this time, we estimate the cost of our compliance with the ELG rule to be approximately $66 million to $81 million. The majority of ELG compliance expenditures are expected to occur in the 2016-2023 timeframe. As planning and work progress, we continue to review our estimates as well as timing of our capital expenditures. The following table presents the projected capital expenditures by period for ELG compliance as of June 30, 2016:

(amounts in millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Newton	$—	$17	$2	$—	$19
Coffeen	—	23	2	—	25
EEI	—	14	4	—	18
Total ELG’s	$—	$54	$8	$—	$62
Coal Combustion Residuals
EPA CCR Rule. At this time, we estimate the cost of our compliance will be approximately $62 million to $76 million with the majority of the expenditures in the 2016-2023 timeframe. This estimate is reflected in our asset retirement obligations (“AROs”).
Asset Retirement Obligations
AROs are recorded as liabilities on our unaudited consolidated balance sheets at their Net Present Value (“NPV”) using interest rates ranging from 10 percent to 19.4 percent. The following table presents the NPV and projected obligation as of June 30, 2016:

		Projected Obligation by Period
(amounts in millions)	NPV	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
CCR	$43	$—	$3	$28	$38	$69
Non-CCR	9	1	2	9	79	91
Total AROs	$52	$1	$5	$37	$117	$160

At June 30, 2016, Genco CCR AROs consisted of projected expenditures of $69 million related to surface impoundments and groundwater monitoring. Non-CCR AROs consisted of projected expenditures of $55 million related to asbestos removal, $28 million related to surface impoundments and groundwater monitoring, and $8 million related to landfill closures.
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

•
expectations regarding, or impacts of, environmental matters, including costs of compliance, availability, and adequacy of emission credits and the impact of ongoing proceedings and potential regulations or changes to current regulations, including those relating to climate change, air emissions, cooling water intake structures, coal combustion byproducts, and other laws and regulations that we are, or could become subject to, which could increase our costs, result in an impairment of our assets, cause us to limit or terminate the operation of certain of our facilities, or otherwise have a negative financial effect;

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
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2015 for detailed disclosures about market risk. There have been no changes in our market risk exposures and how those exposures are managed during the six months ended June 30, 2016.
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2016.

PART II. OTHER INFORMATION
Item 1—LEGAL PROCEEDINGS
Please read Note 9—Commitments and Contingencies to the accompanying unaudited consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.
Item 1A—RISK FACTORS
Please read below and Item 1A—Risk Factors of our Form 10-K for factors, risks, and uncertainties that may affect future results.
If we are unable to generate future cash flow sufficient to cover our obligations, including the $300 million debt maturity in 2018, we may pursue various actions to resolve this situation, including seeking protection pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, an involuntary petition for bankruptcy may be filed against us.
As described in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, we do not currently project sufficient future operating cash flow to satisfy the $300 million debt maturity in 2018.  Our actions to resolve this situation could include one or more of the following: (i) restructuring the debt to achieve a more sustainable business model; (ii) transitioning ownership of our assets to debt holders; (iii) deferring discretionary capital expenditures to the extent possible; and/ or (iv) continued shut down of uneconomic generation. We may also consider or pursue various forms of negotiated restructurings of our debt obligations and/or asset sales under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, under certain circumstances our creditors may file an involuntary petition for bankruptcy against us.
If we file for bankruptcy protection, our business and operations will be subject to certain risks.
A bankruptcy filing by or against us would subject our business and operations to various risks, including but not limited to, the following:
• A bankruptcy filing by or against us may adversely affect our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business on competitive terms;
• We may be unable to retain and motivate key employees through the process of reorganization, and we may have difficulty attracting new employees;
• There can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations; and
• There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest.
Item 6—EXHIBITS
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1
Amendment No. 3 to Letter of Credit and Reimbursement Agreement by and between Illinois Power Marketing Company and Union Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on August 4, 2016 File No. 001-33443).

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

ILLINOIS POWER GENERATING COMPANY

Date:	August 9, 2016	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer (Principal Financial Officer)