Form 10-Q
period 2016-09-30
Illinois Power Generating Co
filed 2016-11-10
CIK 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, there were 2,000 outstanding shares of common stock, without par value, of the registrant, all of which were owned by the registrant’s parent, Illinois Power Resources, LLC, an indirect wholly-owned subsidiary of Dynegy Inc.

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

i

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS

ILLINOIS POWER GENERATING COMPANY CONSOLIDATED BALANCE SHEETS (unaudited) (in millions, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$84	$61
Restricted cash	6	—
Accounts receivable, affiliates	63	54
Accounts receivable	7	8
Inventory	96	133
Prepayments and other current assets	7	6
Total Current Assets	263	262
Property, Plant and Equipment, Net	207	937
Other assets	27	27
Total Assets	$497	$1,226

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$22	$26
Accounts payable, affiliates	40	18
Taxes accrued	7	10
Accrued interest	25	10
Accrued liabilities and other current liabilities	8	9
Total Current Liabilities	102	73
Long-term debt	821	820
Other Liabilities
Deferred income taxes, net	1	119
Asset retirement obligations	50	49
Other long-term liabilities	25	24
Total Liabilities	999	1,085
Commitments and Contingencies (Note 9)

Stockholder’s Equity
Common stock, no par value, 10,000 shares authorized 2,000 shares outstanding	—	—
Additional paid-in capital	542	542
Accumulated other comprehensive loss, net of tax	(10)	(10)
Retained earnings	(1,037)	(396)
Total Illinois Power Generating Company Stockholder’s Equity	(505)	136
Noncontrolling interest	3	5
Total Equity	(502)	141
Total Liabilities and Equity	$497	$1,226
See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$147	$146	$343	$420
Cost of sales, excluding depreciation expense	(85)	(88)	(212)	(265)
Gross margin	62	58	131	155
Operating and maintenance expense	(34)	(29)	(93)	(104)
Impairment and other charges	(69)	(855)	(736)	(855)
Depreciation and amortization expense	(8)	(25)	(27)	(75)
General and administrative expense	(9)	(4)	(19)	(17)
Operating loss	(58)	(855)	(744)	(896)
Interest expense	(13)	(10)	(32)	(29)
Other income and expense, net	1	—	15	—
Loss before income taxes	(70)	(865)	(761)	(925)
Income tax benefit	4	348	118	373
Net loss	(66)	(517)	(643)	(552)
Less: Net income (loss) attributable to noncontrolling interest	—	2	(2)	(1)
Net loss attributable to Illinois Power Generating Company	$(66)	$(519)	$(641)	$(551)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(66)	$(517)	$(643)	$(552)
Other comprehensive income (loss) before reclassifications:
Actuarial gain due to pension plan remeasurement (net of tax benefit of zero, $5, zero, and $5 for each respective period)	—	8	—	8
Amounts reclassified from accumulated other comprehensive loss:
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax of zero for each respective period)	—	1	1	1
Amortization of unrecognized prior service credit (net of tax of zero for each respective period)	—	—	(1)	—
Other comprehensive income (loss), net of tax	—	9	—	9
Comprehensive income (loss)	(66)	(508)	(643)	(543)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	3	(2)	—
Total comprehensive income (loss) attributable to Illinois Power Generating Company	$(66)	$(511)	$(641)	$(543)

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(643)	$(552)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	736	855
Depreciation expense	27	75
Gain on sale of assets, net	(14)	—
Deferred income taxes and investment tax credits, net	(118)	(373)
Other	3	8
Changes in working capital:
Accounts receivable, net	(8)	56
Inventory	37	(15)
Prepayments and other current assets	(1)	(3)
Restricted cash	(6)	—
Accounts payable and accrued liabilities	29	(1)
Other	—	(5)
Net cash provided by operating activities	42	45
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33)	(43)
Proceeds on sale of assets, net	14	—
Net cash used in investing activities	(19)	(43)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Net increase in cash	23	2
Cash, beginning of year	61	126
Cash, end of period	$84	$128

See the notes to consolidated financial statements.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
We are organized into a ring-fenced group in order to maintain corporate separateness from Dynegy and its other legal entities. We have an independent director, whose consent is required for certain corporate actions, including material transactions with affiliates. We maintain separate books, records, and bank accounts and separately appoint officers.  Furthermore, we pay liabilities from our own funds, conduct business in our own name, and have restrictions on pledging our assets for the benefit of certain other persons. Our $825 million of senior notes (the “Senior Notes”) are non-recourse to Dynegy.
As a result of continued weak energy prices, unsold capacity volumes, on-going required maintenance and environmental expenditures as well as consideration of a $300 million debt maturity in 2018, during the second quarter of 2016 we engaged advisors and began a strategic review.  While our projected future cash flow is sufficient to cover our obligations through December 31, 2016, we may not have sufficient future operating cash flow to satisfy our debt maturity in 2018, absent a debt refinancing or restructuring. Therefore, there is substantial doubt about our ability to continue as a going concern. On October 14, 2016, we entered into a restructuring support agreement (the “RSA”) with Dynegy and an ad hoc group of our bondholders (“Ad Hoc Group”) to restructure our Senior Notes either through (a) an out-of-court exchange (the “Exchange Offer”) of our Senior Notes or (b) if the conditions to the Exchange Offer are not satisfied or waived, a pre-packaged plan of reorganization for Genco (the “Plan”) filed in a Chapter 11 case under title 11 of the United States Code (the “Bankruptcy Code”). On November 7, 2016, we launched a restructuring transaction with Dynegy with respect to our Senior Notes (the “Restructuring”) in accordance with the terms of the RSA. See Note 13—Subsequent Events.
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2016, with the exception of the addition of the restricted cash policy noted below.
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
Restricted Cash.  Restricted cash represents cash that is not readily available for general purpose cash needs. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2016, we had restricted cash of $6 million classified as current assets related to cash deposits associated with collateral for operating activities.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
We adopted these ASUs on January 1, 2016, on a retrospective basis affecting presentation on the unaudited consolidated balance sheet for all periods presented. Accordingly, we reclassified unamortized debt issuance costs of $1 million from Prepayments and other current assets and $3 million from Other assets to Long-term debt within our unaudited consolidated balance sheet as of December 31, 2015.
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
Accounting Standards Not Yet Adopted
Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. To reduce current and future diversity in practice, the amendments in this ASU provide guidance for several cash flow classification issues identified where current GAAP is either unclear or does not include specific guidance. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating any potential impacts the adoption of this ASU will have on our unaudited consolidated financial statements.
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
Note 3—Risk Management, Derivatives and Financial Instruments
There were no derivative instruments on our unaudited consolidated balance sheet as of September 30, 2016, and December 31, 2015.
Impact of Derivatives on the Consolidated Statements of Operations
The cumulative amount of pretax net losses on interest rate derivative instruments in Accumulated Other Comprehensive Loss (“AOCL”) was $3 million and $4 million as of September 30, 2016, and December 31, 2015, respectively. These interest rate swaps were executed in 2007 as a partial hedge of interest rate risks associated with our April 2008 debt issuance. The loss on the interest rate swaps is currently being amortized out of AOCL into our consolidated statements of operations over a 10-year period that began in April 2008; however, upon the successful completion of our debt restructure or Chapter 11 bankruptcy, the remaining balance of $3 million will be written off. Please see Note 13—Subsequent Events for further discussion on the debt restructure.
Financial Instruments Not Designated as Hedges. There was no impact of mark-to-market gains (losses) on our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.
Note 4—Fair Value Measurements
Non-recurring Measurements. In the second quarter of 2016, as a result of impairment testing, we measured our Newton facility at fair value. Please read Note 7—Property, Plant and Equipment for further discussion. The valuation method used to determine the impairment charge is classified as Level 3 within the fair value hierarchy.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash, and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of September 30, 2016 and December 31, 2015, respectively. All fair values presented below are classified within Level 2 of the fair value hierarchy.  Please see Note 13—Subsequent Events.

	September 30, 2016		December 31, 2015
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.00% Senior Notes Series H, due 2018 (1)	$(300)	$(119)	$(299)	$(204)
6.30% Senior Notes Series I, due 2020 (1)	$(249)	$(99)	$(249)	$(148)
7.95% Senior Notes Series F, due 2032 (1)	$(272)	$(107)	$(272)	$(162)
__________________________________________

(1)
Combined carrying amounts include unamortized discounts and debt issuance costs of $4 million and $5 million as of September 30, 2016 and December 31, 2015, respectively. Please read Note 8—Debt for further discussion.

Note 5—Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax, by component are as follows:

	Nine Months Ended September 30,
(amounts in millions)	2016	2015
Beginning of year	$(10)	$(16)
Other comprehensive income (loss) before reclassifications:
Actuarial gain due to pension plan remeasurement (net of tax benefit of zero and $5, respectively)	—	5
Amounts reclassified from accumulated other comprehensive loss:
Reclassification of mark-to-market losses to earnings on interest rate swaps designated as cash flow hedges (net of tax of zero and zero, respectively) (1)	1	1
Amortization of unrecognized prior service credit (net of tax of zero and zero, respectively) (2)	(1)	—
Net current period other comprehensive income (loss), net of tax	—	6
End of period	$(10)	$(10)
_______________________________________

(1)
Amount related to the reclassification of mark-to-market losses on cash flow hedging activities and was recorded in Interest expense on our unaudited consolidated statements of operations. Please read Note 3—Risk Management, Derivatives and Financial Instruments for further discussion.

(2)
Amounts are associated with our defined benefit pension and other post-employment benefit plans and are included in the computation of net periodic benefit cost (gain). Please read Note 12—Pension and Other Post-Employment Benefits.

Note 6—Inventory
A summary of our inventories is as follows:

(amounts in millions)	September 30, 2016	December 31, 2015
Materials and supplies	$30	$30
Coal	65	102
Fuel oil	1	1
Total	$96	$133

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Note 7—Property, Plant and Equipment
A summary of our property, plant and equipment is as follows:

(amounts in millions)	September 30, 2016	December 31, 2015
Power generation	$510	$1,511
Building and improvements	51	212
Office and other equipment	22	27
Property, plant and equipment	583	1,750
Accumulated depreciation	(376)	(813)
Property, plant and equipment, net	$207	$937
Impairments
Newton. In the second quarter of 2016, due to the recent MISO auction results and the impact of the shutdown of one of our Newton facility units, we performed an impairment analysis on our plants. We performed step one of the impairment analysis using undiscounted cash flows for the estimated useful lives of the facilities and determined the book value of the Newton facility would not be recovered. We performed step two of the impairment analysis using a discounted cash flow model, utilizing a 13 percent discount rate, and assuming normal operations for the estimated useful lives of the facilities. For the model, gross margin was based on forward commodity market prices obtained from third party quotations for the years 2016 through 2018. For the years 2019 through 2025, we used commodity and capacity price curves developed internally utilizing supply and demand factors. We also used management’s forecasts of operations and maintenance expense, general and administrative expense, and capital expenditures for the years 2016 through 2025 and assumed a 2.5 percent growth rate thereafter, based upon management’s view of future conditions. The model resulted in a fair value of the Newton facility of $71 million, resulting in an impairment charge of $667 million recorded to Impairments in our unaudited consolidated statements of operations for the nine months ended September 30, 2016. The valuation is classified as Level 3 within the fair value hierarchy.
On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the Illinois Pollution Control Board (“IPCB”) to terminate the variance from the SO2 annual emission rate limits provided in the Illinois Multi-Pollutant Standards (“MPS”). IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the MPS SO2 limits, thereby eliminating the need for the variance. As a result, the flue gas desulfurization (“FGD”) systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance. Capitalized costs not yet placed into service related to the project of $69 million were written-off and recorded to Impairments in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016.
Coffeen. During the third quarter of 2015, we impaired the book value of our Coffeen facility and recorded an impairment charge of $855 million to Impairments in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2015. See Note 3—Impairments in our Form 10-K for further discussion.
Note 8—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	September 30, 2016	December 31, 2015
Unsecured notes:
7.00% Senior Notes Series H, due 2018 (1)	$300	$300
6.30% Senior Notes Series I, due 2020 (1)	250	250
7.95% Senior Notes Series F, due 2032 (1)	275	275
	825	825
Unamortized discount and debt issuance costs (2)	(4)	(5)
Total Long-term debt (3)	$821	$820

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

_______________________________________

(1)
On October 14, 2016, we entered into the RSA with Dynegy and the Ad Hoc Group to restructure our Senior Notes. On November 7, 2016, we launched the Restructuring in accordance with the terms of the RSA. See Note 13—Subsequent Events—Genco Debt Restructure for further discussion.

(2)	Includes $4 million related to the reclassification of unamortized debt issuance costs as of December 31, 2015. Please read Note 2—Accounting Policies for further discussion.

(3)	Our Senior Notes are non-recourse to Dynegy.
Indenture Provisions and Other Covenants
Certain of our financial obligations and all of our Senior Notes include provisions which, if not met, could require early payment, additional collateral support, or similar actions. The trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events, and acceleration of other financial obligations. At September 30, 2016, we were in compliance with the provisions and covenants contained within our indenture. Our indenture also includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios in order for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these required ratios:

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

Based on September 30, 2016 calculations, we did not meet the ratios required for us to pay dividends and borrow additional funds from external, third party sources.
Note 9—Commitments and Contingencies
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
Groundwater. Groundwater monitoring results indicate that the coal combustion residuals (“CCR”) surface impoundments at the Newton, Coffeen, and Joppa facilities potentially impact onsite groundwater. In 2012, the Illinois EPA (“IEPA”) issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities’ CCR surface impoundments. In April 2015, we submitted an assessment monitoring report to the IEPA concerning previously reported groundwater quality standard exceedances at the Newton facility’s active CCR landfill. The report identifies the Newton facility’s inactive unlined landfill as the likely source of the exceedances and recommends various measures to minimize the effects of that source on the groundwater monitoring results of the active landfill. In August 2016, the IEPA approved the report.
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
Environmental Compliance Obligations. On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the MPS. IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the MPS SO2 limits, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance.
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
The following table summarizes the affiliate accounts receivable and payable on our unaudited consolidated balance sheets:

	September 30, 2016		December 31, 2015
(amounts in millions)	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
Power supply agreements	$60	$—	$54	$—
Services agreement	—	22	—	5
Tax sharing agreement	—	1	—	3
Other (1)	3	17	—	10
Total	$63	$40	$54	$18
__________________________________________

(1)
At September 30, 2016 and December 31, 2015, approximately $14 million and $10 million, respectively, of the accounts payable, affiliates balance is comprised of reimbursable employee benefits paid by a Dynegy subsidiary on behalf of Genco.

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

The following table presents the impact of related party transactions on our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. It is based primarily on the agreements discussed below and in Note 11—Related Party Transactions of the Form 10-K.

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	Income Statement Line Item	2016	2015	2016	2015
Power supply agreements	Revenues	$147	$146	$343	$418
Services agreement	Operating and maintenance expense	$7	$7	$23	$26
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
Collateral Agreement
Genco has a collateral agreement with IPM pursuant to which IPM may require Genco to provide collateral to IPM to secure obligations of IPM applicable to Genco’s assets. The initial collateral limit for Genco is $15 million and IPM can demand an additional $7.5 million for a total limit not to exceed $22.5 million. There have been no amounts provided under this agreement as of September 30, 2016.
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

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Note 11—Income Taxes
We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant, unusual, or extraordinary transactions.  Our effective tax rate of 16% is lower than the statutory rate of 35% as a result of the recognition of a valuation allowance primarily caused by the impairment of our Newton facility.
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
Components of Net Periodic Benefit Cost (Gain).  The following table presents the components of our net periodic benefit cost (gain) of the EEI pension and other post-employment benefit plans for the three and nine months ended September 30, 2016 and 2015. Also reflected is an allocation of net periodic benefit cost (gain) from our participation in Dynegy’s single-employer pension and other post-employment plans for the three and nine months ended September 30, 2016 and 2015.

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Service cost	$—	$1	$—	$—
Interest cost	—	—	—	1
Expected return on plan assets	(1)	(1)	—	(1)
Amortization of:
Prior service credit	1	1	(1)	(1)
Net periodic benefit cost (gain)	$—	$1	$(1)	$(1)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Service cost	$2	$2	$—	$1
Interest cost	2	2	1	2
Expected return on plan assets	(3)	(3)	(2)	(3)
Amortization of:
Prior service credit	1	1	(2)	(1)
Net periodic benefit cost (gain)	$2	$2	$(3)	$(1)
Note 13—Subsequent Events
Genco Debt Restructure
On October 14, 2016, we entered into the RSA with Dynegy and the Ad Hoc Group to restructure our Senior Notes either through (a) the Exchange Offer of our Senior Notes or (b) if the conditions to the Exchange Offer are not satisfied or waived (as discussed below), the Plan filed in a Chapter 11 case under the Bankruptcy code. On November 7, 2016, we launched the Restructuring in accordance with the terms of the RSA. Pursuant to the Exchange Offer, the $825 million of our existing Senior Notes will be exchanged for up to (i) $210 million in new seven-year Dynegy unsecured notes, (ii) $130 million of cash consideration (subject to reductions for interest payments) funded with existing IPH cash balances and an expected return of collateral of

ILLINOIS POWER GENERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

approximately $61 million, and (iii) 10 million new Dynegy warrants with a seven-year term for an exercise price of $35 per share. In addition, the Exchange Offer includes a solicitation of consents to proposed amendments to the indenture governing our Senior Notes. The Exchange Offer period under the Restructuring will expire on December 6, 2016, unless extended by Dynegy. If the restructuring is consummated pursuant to the Plan, it is expected that participating non-accredited investors will be entitled to a cash payment in lieu of their pro rata allocation of the notes and warrants described above. Solicitation with respect to the Exchange Offer will occur simultaneously with the solicitation of the Plan. We will continue making interest payments on our Senior Notes, with payments after September 30, 2016 netted against the proposed cash consideration.
Genco, Dynegy and the Ad Hoc Group agreed that holders of our Senior Notes who entered into the RSA on or before October 21, 2016, will be paid their pro rata share of $9 million in cash upon consummation of a restructuring, with such pro rata share determined as the proportion that the amount of our Senior Notes held by each such holder bears to the aggregate amount of our Senior Notes held by all holders entitled to receive a share of the $9 million.
If holders of 97 percent or more of the aggregate principal amount of our Senior Notes participate in the Exchange Offer and the other conditions thereto are satisfied, we intend to consummate the restructuring out of court. If holders of less than 97 percent of the aggregate principal amount of our Senior Notes, but a majority in number of the holders who have voted on the Plan and who hold at least 66.7 percent in the aggregate amount of our Senior Notes vote to accept the Plan, the parties to the RSA intend to consummate the restructuring through a prepackaged Chapter 11 filing of Genco. As of October 24, 2016, the Ad Hoc Group of our bondholders represents approximately 70 percent of the $825 million of our Senior Notes.
See Note 8—Debt for further discussion regarding the Senior Notes.

ILLINOIS POWER GENERATING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended September 30, 2016 and 2015
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
We are organized into a ring-fenced group in order to maintain corporate separateness from Dynegy and its other legal entities. We have an independent director, whose consent is required for certain corporate actions, including material transactions with affiliates. We maintain separate books, records and bank accounts and separately appoint officers. Furthermore, we pay liabilities from our own funds, conduct business in our own name and have restrictions on pledging our assets for the benefit of certain other persons. These provisions restrict the ability to move cash out of Genco without meeting certain requirements as set forth in the governing documents. Our Senior Notes are non-recourse to Dynegy.
At September 30, 2016, our liquidity consisted of $84 million of cash on hand. Due to the ring-fenced nature of IPH and Genco, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities. Based on current projections as of September 30, 2016, we expect daily working capital needs and capital expenditures to be sufficiently covered by our operating cash flows and cash on hand through 2016.
Effective December 31, 2015, we amended the Services Agreement to provide that payments due in 2016 to Dynegy for services incurred may be deferred. Any deferred payments, and associated interest, will be reflected as an affiliate payable to be settled at the discretion of Dynegy or us. Please read Note 10—Related Party Transactions for further discussion.
In the second quarter of 2016, as a result of continued weak energy prices, unsold capacity volumes, on-going required maintenance and environmental expenditures, as well as consideration of a $300 million debt maturity in 2018, we engaged advisors and began a strategic review.  On October 14, 2016, we entered into the RSA with Dynegy and the Ad Hoc Group to restructure our Senior Notes either through (a) the Exchange Offer of our Senior Notes or (b) if the conditions to the Exchange Offer are not satisfied or waived, the Plan filed in a Chapter 11 case under the Bankruptcy code. On November 7, 2016, we launched the Restructuring in accordance with the terms of the RSA. Pursuant to the Exchange Offer, the $825 million of our existing Senior Notes will be exchanged for up to (i) $210 million in new seven-year Dynegy unsecured notes, (ii) $130 million of cash consideration (subject to reductions for interest payments) funded with existing IPH cash balances and an expected return of collateral of approximately $61 million, and (iii) 10 million new Dynegy warrants with a seven-year term for an exercise price of $35 per share. In addition, the Exchange Offer includes a solicitation of consents to proposed amendments to the indenture governing our Senior Notes. The Exchange Offer period under the Restructuring will expire on December 6, 2016, unless extended by Dynegy. If the restructuring is consummated pursuant to the Plan, it is expected that participating non-accredited investors will be entitled to a cash payment in lieu of their pro rata allocation of the notes and warrants described above. Solicitation with respect to the Exchange Offer will occur simultaneously with the solicitation of the Plan. We will continue making interest payments on our Senior Notes, with payments after September 30, 2016 netted against the proposed cash consideration. Please read Note 13—Subsequent Events for further discussion.
On September 2, 2016, in conjunction with Ameren Energy Medina Valley Cogen, LLC, IPH filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the MPS. IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the MPS SO2 limits, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility, including our contract with Advatech, LLC (“Advatech”), was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance. On September 30, 2016, Advatech submitted a final invoice to Genco for $81 million, and subsequently recorded a mechanics’ lien with respect to a $45 million claim.  Other than demobilization costs and a final scheduled payment, which total approximately $1 million, Genco does not believe it owes any additional amounts to Advatech. Genco considers Advatech’s claim and associated lien to be remote, without merit, and intends to vigorously dispute them.
The following table presents net cash from operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(amounts in millions)	2016	2015
Net cash provided by operating activities	$42	$45
Net cash used in investing activities	$(19)	$(43)
Net cash provided by financing activities	$—	$—
Operating Activities
Historical Operating Cash Flows. Cash provided by operations totaled $42 million for the nine months ended September 30, 2016. During the period, our power generation business provided cash of $39 million due to the operation of our power generation facilities, and approximately $32 million of cash provided related to changes in working capital net of general and administrative expenses, offset by $29 million in interest payments.
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
Collateral Postings. We use a portion of our capital resources in the form of cash and lines of credit to satisfy counterparty collateral demands. Our collateral postings to third parties consisted of approximately $8 million of cash at both September 30, 2016 and December 31, 2015. Please read Note 2—Accounting Policies for further discussion.
On February 26, 2014, we entered into a collateral agreement, with a total limit not to exceed $22.5 million, with IPM pursuant to which we may provide collateral to IPM to secure obligations of IPM applicable to our assets. We have provided no amounts to IPM under this agreement as of September 30, 2016.
Investing Activities
Historical Investing Cash Flows. Cash used by investing totaled $19 million for the nine months ended September 30, 2016. During the period, we had capital expenditures of approximately $33 million, offset by $14 million of after-tax proceeds realized on the 2013 sale of our gas-fired facilities. Capital expenditures included capitalized interest of $14 million.
Cash used by investing totaled $43 million for the nine months ended September 30, 2015. During the period, we had capital expenditures of approximately $43 million. This amount included capitalized interest of $16 million.
Financing Activities
Historical Financing Cash Flows. During the nine months ended September 30, 2016 and 2015, we had no cash flow from financing activities.
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
Financial Covenants. Our indenture includes provisions that require us to maintain certain interest coverage and debt-to-capital ratios for us to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans or investments in affiliates, or to incur additional external, third-party indebtedness.
The following table summarizes these required ratios as of September 30, 2016:

	Required Ratio	Actual Ratio
Restricted payment interest coverage ratio (1)	≥1.75	.98
Additional indebtedness interest coverage ratio (2)	≥2.50	.98
Additional indebtedness debt-to-capital ratio (2)	≤60%	258%
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

Based on our actual debt incurrence-related ratios noted above, as of September 30, 2016, we are prohibited from incurring additional third-party indebtedness. Our debt incurrence-related ratio restrictions under the indenture may be disregarded if both Moody's and S&P reaffirm the ratings in place at the time of the debt incurrence after considering the additional indebtedness.
Dividends
Our indenture provides that dividends cannot be paid unless the actual interest coverage ratio for our most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on September 30, 2016, calculations, our interest coverage ratios are less than the minimum ratios required to pay dividends. As a result, we were restricted from paying dividends as of September 30, 2016. Please read Note 8—Debt for further discussion on indenture provisions.
In order for us to issue securities in the future, we will have to comply with all applicable indenture requirements in effect at the time of any such issuances.
Credit Ratings
In carrying out our commercial business strategy, our current non-investment grade credit ratings have resulted and may result in requirements that we either prepay obligations or post collateral to support our business.
The following table presents the principal credit ratings by Moody’s and S&P effective on the date of this report:

	Moody’s	S&P
Issuer/Corporate	Ca	CC
Senior Unsecured	Ca	CC
On October 7, 2016, Moody’s downgraded our Senior Unsecured credit rating from Caa3 to Ca. The downgrade was prompted by an agreement in principle between Dynegy, Genco, and the Ad Hoc Group on October 3, 2016, to restructure our Senior Notes, which Moody’s viewed as a distressed exchange.
On October 19, 2016, S&P downgraded our Senior Unsecured credit rating from CCC+ to CC. The downgrade was prompted by an agreement in principle between Dynegy, Genco, and the Ad Hoc Group on October 3, 2016, to restructure our Senior Notes, which S&P viewed as a distressed exchange.

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
Environmental Compliance Obligations. On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the MPS. IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the MPS SO2 limits, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance.
Please read “Disclosure of Contractual Obligations” in our Form 10-K for further discussion.  Please read “Uncertainty of Forward-Looking Statements and Information” for additional factors that could impact our future operating results and financial condition.
RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations for the nine months ended September 30, 2016 and 2015.  Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. At the end of this section, we have included our business outlook.
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

Consolidated Summary Financial Information — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table provides summary financial data regarding our consolidated results of operations for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2016	2015
Revenues	$147	$146	$1	1%
Cost of sales, excluding depreciation expense	(85)	(88)	3	3%
Gross margin	62	58	4	7%
Operating and maintenance expense	(34)	(29)	(5)	(17)%
Impairment and other charges	(69)	(855)	786	92%
Depreciation and amortization expense	(8)	(25)	17	68%
General and administrative expenses	(9)	(4)	(5)	(125)%
Operating loss	(58)	(855)	797	93%
Interest expense	(13)	(10)	(3)	(30)%
Other income and expense, net	1	—	1	NM
Loss before income taxes	(70)	(865)	795	92%
Income tax benefit	4	348	(344)	(99)%
Net loss	(66)	(517)	451	87%
Less: Net income attributable to noncontrolling interest	—	2	(2)	(100)%
Net loss attributable to Illinois Power Generating Company	$(66)	$(519)	$453	87%

Million Megawatt Hours Generated (1)	3.7	3.7	—	—%
IMA for Genco Facilities (2)	88%	89%
Average Capacity Factor for Genco Facilities (3)	55%	55%
Average Quoted Market Power Prices ($/MWh) (4)
On-Peak: Indiana (Indy Hub)	$40.19	$33.09	$7.10	21%
Off-Peak: Indiana (Indy Hub)	$24.38	$23.37	$1.01	4%
 ________________________________________

(1)	Includes EEI generation at 100 percent.

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
Discussion of Consolidated Results of Operations
Revenues. Revenues increased by $1 million from $146 million in 2015 to $147 million in 2016. The increase is due to $8 million in higher revenues allocated to us through the PSAs as a result of increased prices in 2016. Partially offsetting the increase is $7 million of lower reimbursed costs relating to operating and maintenance expenses, and depreciation expense. Each of these items is discussed separately below.
Cost of Sales. Cost of sales decreased by $3 million from $88 million in 2015 to $85 million in 2016. The decrease is primarily due to $10 million in lower coal and transportation expense due to decreased generation volumes as a result of milder weather and lower contracted coal prices during 2016. Partially offsetting the decrease is a $7 million increase in natural gas costs at our Joppa facility related to SO2 emission reduction efforts.

Operating and Maintenance Expense. Operating and maintenance expense increased by $5 million from $29 million in 2015 to $34 million in 2016. The change was primarily due to $2 million increase in plant and equipment maintenance related to an outage at our Coffeen facility, a $1 million increase in environmental charges, and a $1 million Ad Valorem tax adjustment.
General and Administrative Expenses. General and administrative expenses increased by $5 million from $4 million in 2015 to $9 million in 2016. The increase of $5 million is primarily due to an increase of $4 million in legal expenses, and an increase of $1 million in the allocation of service agreement expenses period over period.
Impairments. Impairments decreased $786 million due to a charge in 2016 of $69 million on our Newton facility, compared to a charge in 2015 of $855 million on our Coffeen facility. Please see Note 7—Property, Plant and Equipment for further discussion.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $17 million from $25 million in 2015 to $8 million in 2016, primarily due to a reduction in our depreciable asset base as a result of the impairment of our Coffeen assets during the third quarter of 2015 and Newton assets in the second quarter of 2016.
Income Tax Benefit. Our income tax benefit decreased by $344 million from $348 million in 2015 to $4 million in 2016. The decrease in the benefit is primarily related to a lower effective tax rate that includes recognition of a valuation allowance as applied against our losses before income taxes when comparing the two periods that include the additional impairment of our Newton facility in 2016 and the impairment of our Coffeen facility in 2015.

Consolidated Summary Financial Information — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table provides summary financial data regarding our consolidated results of operations for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2016	2015
Revenues	$343	$420	$(77)	(18)%
Cost of sales, excluding depreciation expense	(212)	(265)	53	20%
Gross margin	131	155	(24)	(15)%
Operating and maintenance expense	(93)	(104)	11	11%
Impairment and other charges	(736)	(855)	119	14%
Depreciation and amortization expense	(27)	(75)	48	64%
General and administrative expenses	(19)	(17)	(2)	(12)%
Operating loss	(744)	(896)	152	17%
Interest expense	(32)	(29)	(3)	(10)%
Other income and expense, net	15	—	15	NM
Loss before income taxes	(761)	(925)	164	18%
Income tax benefit	118	373	(255)	(68)%
Net loss	(643)	(552)	(91)	(16)%
Less: Net loss attributable to noncontrolling interest	(2)	(1)	(1)	(100)%
Net loss attributable to Illinois Power Generating Company	$(641)	$(551)	$(90)	(16)%

Million Megawatt Hours Generated (1)	8.4	11.4	(3.0)	(26)%
IMA for Genco Facilities (2)	89%	92%
Average Capacity Factor for Genco Facilities (3)	41%	55%
Average Quoted Market Power Prices ($/MWh) (4)
On-Peak: Indiana (Indy Hub)	$32.32	$35.17	$(2.85)	(8)%
Off-Peak: Indiana (Indy Hub)	$22.31	$25.41	$(3.10)	(12)%
 ________________________________________

(1)	Includes EEI generation at 100 percent.

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
Discussion of Consolidated Results of Operations
Revenues. Revenues decreased by $77 million from $420 million in 2015 to $343 million in 2016. The decrease is due to $27 million in lower revenues allocated to us through the PSAs as a result of decreased generation volumes in 2016. Also contributing to the decrease is $49 million of lower reimbursed costs relating to operating and maintenance expense, and depreciation expense. Each of these expense items is discussed separately below.
Cost of Sales. Cost of sales decreased by $53 million from $265 million in 2015 to $212 million in 2016. The decrease is primarily due to a decrease of $78 million in coal and transportation expense due to decreased generation volumes as a result of milder weather and lower contracted coal prices during 2016. Partially offsetting the decrease is a $16 million one-time contract termination fee and a $9 million increase in natural gas costs at our Joppa facility related to SO2 emission reduction efforts.
Operating and Maintenance Expense. Operating and maintenance expense decreased by $11 million from $104 million in 2015 to $93 million in 2016. The change was primarily due to reduced outages resulting in a decrease of $4 million in plant and equipment maintenance, a $3 million decrease in accretion expenses related to our EEI and Newton facilities, a $3 million decrease in operating material purchases, and a $1 million decrease related to capital removal cost at our Newton facility.
General and Administrative Expenses. General and administrative expenses increased by $2 million from $17 million in 2015 to $19 million in 2016. The increase of $2 million is primarily due to an increase of $5 million in legal expenses, partially offset by a decrease of $3 million in the allocation of service agreement expenses period over period.
Impairments. Impairments decreased $119 million due to charges in 2016 of $736 million on our Newton facility, compared to a charge in 2015 of $855 million on our Coffeen facility. Please see Note 7—Property, Plant and Equipment for further discussion.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $48 million from $75 million in 2015 to $27 million in 2016, primarily due to a reduction in our depreciable asset base as a result of the impairment of our Coffeen assets during the third quarter of 2015 and Newton assets in the second quarter of 2016.
Other Income and Expense. Other income increased by $15 million when compared to the same period prior year, primarily due to $14 million in previously contingent proceeds received from our previous owner, Ameren, related to the 2013 sale of our gas-fired facilities.
Income Tax Benefit. Our income tax benefit decreased by $255 million, from $373 million in 2015 to $118 million in 2016. The decrease in the benefit is primarily related to a lower effective tax rate that includes recognition of a valuation allowance as applied against our losses before income taxes when comparing the two periods that include the impairment of our Newton facility in 2016 and the impairment of our Coffeen facility in 2015.
Outlook
As a result of continued weak energy prices, unsold capacity volumes, on-going required maintenance and environmental expenditures, as well as consideration of a $300 million debt maturity in 2018, we engaged advisors and began a strategic review.  On October 14, 2016, we entered into the RSA with Dynegy and the Ad Hoc Group to restructure our Senior Notes either through (a) the Exchange Offer of our Senior Notes or (b) if the conditions to the Exchange Offer are not satisfied or waived, the Plan filed in a Chapter 11 case under the Bankruptcy code. On November 7, 2016, we launched the Restructuring in accordance with the terms of the RSA. Please read Note 13—Subsequent Events for further discussion.
Genco is comprised of three power generation facilities totaling 2,553 MW located within the state of Illinois. Coffeen and Newton primarily operate in MISO. Joppa, which is within the EEI control area, is interconnected to Tennessee Valley Authority and Louisville Gas and Electric Company, but through IPM primarily sells its capacity and energy to MISO.
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
A majority of the Mercury and Air Toxic Standards related asset retirements will conclude this year; however, we expect economic retirements to continue reducing reserve margins in MISO. MISO has a Planning Reserve Margin of 15.8 percent and has forecasted reserve margins of 15.8 percent for Planning Year 2017-2018, 15.6 percent for Planning Year 2018-2019, 15.3 percent for Planning Year 2019-2020, 15.4 percent for Planning Year 2020-2021, and 15.5 percent for Planning Year 2021-2022.
Through IPM, we also sell a portion of our capacity into the PJM control area. Genco will pseudo-tie an additional 240 MW into PJM from our Joppa facility beginning June 1, 2017.  As of June 1, 2017, Genco will have 698 MW, or 27 percent of its current capacity and energy, electrically tied into PJM through pseudo-tie arrangements. As of June 1, 2016, our Coffeen and Newton facilities have 458 MW, or 18 percent of our current capacity and energy, that is electrically tied to and becomes baseload generation for PJM through pseudo-tie arrangements. PJM’s capacity market construct is more favorable than MISO’s due to (i) a three-year forward auction versus a prompt year auction in MISO, (ii) a sloped demand curve versus the vertical demand curve in MISO, and (iii) minimum offer price rule in PJM versus vertically integrated utilities offering in at a zero price in MISO.
PJM has begun the transition of the PJM capacity market to the Capacity Performance (“CP”) product. On August 26-27, 2015, PJM held a transitional auction to convert up to 60 percent of PJM’s capacity needs for Planning Year 2016-2017 from legacy capacity to CP. On September 3-4, 2015, PJM held a transitional auction to convert 70 percent of PJM’s capacity needs for Planning Year 2017-2018 from legacy capacity to CP. On August 10-14, 2015, PJM held the Base Residual Auction (“BRA”)

to procure CP for 80 percent and Base Capacity (“Base”) for 20 percent of PJM’s capacity needs for Planning Year 2018-2019 and Planning Year 2019-2020. PJM will procure 100 percent CP beginning with Planning Year 2020-2021.
In the Planning Year 2016-2017 Transitional Auction, Genco converted its previously committed 425 MW of legacy capacity to 434 MW of CP. In the Planning Year 2017-2018 Transitional Auction, Genco converted 260 MW of its 416 MW legacy capacity to CP, retaining 156 MW as legacy capacity. CP increased previous BRA prices from $59 per MW-day to $134 per MW-day for Planning Year 2016-2017 and $120 per MW-day to $152 per MW-day for Planning Year 2017-2018. CP for Planning Year 2018-2019 cleared at $165 per MW-day. For Planning Year 2019-2020 BRA, we cleared 384 MW (164 MW Base and 220 MW CP).
As of September 15, 2016, the 615 MW Unit 2 at the Newton power generation facility in Newton, Illinois has been retired. This decision was made after Newton failed to recover its basic operating costs in the most recent MISO auction, in addition to a low power pricing environment and significant maintenance and environmental expenditures required to appropriately maintain the facility.
As of October 12, 2016, our expected remaining 2016 coal requirements are fully contracted and 79 percent priced. Our forecasted coal requirements for 2017 are 87 percent contracted and 62 percent priced. We look to procure and price additional fuel opportunistically. Our coal transportation requirements are fully contracted for 2016 and 2017. Our coal transportation requirements are approximately 79 percent contracted for 2018 to 2020. During 2015, we entered into a long-term transportation agreement for the Joppa facility which will begin in 2018 and is also a reduction from the 2017 rate.
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
On November 1, 2016 MISO filed their proposal with FERC in Docket No. ER17-284-000 to establish a Forward Resource Auction (FRA) in order to assure long-term resource adequacy for the competitive retail demand areas of their market - primarily Zones 4 and 7.  Similar to PJM and ISO-NE, MISO has proposed a separate three-year FRA that will include downward sloping demand curve or variable reliability target. MISO requested an effective date of March 1, 2017 and the FRA implementation would begin with a series of four interim auctions commencing in March 2018 for the 2018-2019 Planning Year with catch-up forward auctions for Planning Years 2019-2020, 2020-2021, and 2021-2022 beginning in August 2018.

Environmental and Regulatory Matters
Please read Item 1. Business—Environmental Matters in our Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Environmental and Regulatory Matters in our Form 10-Q for the periods ended March 31 and June 30, 2016 for a detailed discussion of our environmental and regulatory matters.
Multi-Pollutant Air Emission Initiatives
IPH Variance. On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the MPS. IPH has complied with all conditions of the variance, including retirement of Edwards Unit 1 on January 1, 2016. In addition, IPH has operated in compliance with the MPS SO2 limit during 2016. IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the SO2 limits in the MPS, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance.
The Clean Water Act
Effluent Limitation Guidelines (“ELG”). We have evaluated the ELG final rule and at this time, we estimate the cost of our compliance with the ELG rule to be approximately $55 million to $66 million. The majority of ELG compliance expenditures are expected to occur in the 2016-2023 timeframe. As planning and work progress, we continue to review our estimates as well as timing of our capital expenditures. The following table presents the projected capital expenditures by period for ELG compliance as of September 30, 2016:

(amounts in millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Newton	$—	$15	$2	$—	$17
Coffeen	—	23	2	—	25
EEI	—	14	4	—	18
Total ELGs	$—	$52	$8	$—	$60
The Clean Air Act
CSAPR. In September 2016, the EPA issued its Cross-State Air Pollution Rule (“CSAPR”) update rule. In general, the rule lowers CSAPR’s overall NOx ozone season emissions budget beginning in 2017 to reflect the 2008 ozone National Ambient Air Quality Standards (“NAAQS”). Based on current projections for 2017, our facilities will be allocated sufficient ozone season CSAPR NOx allowances.
Coal Combustion Residuals
EPA CCR Rule. At this time, we estimate the cost of our compliance with the CCR rule will be approximately $62 million to $76 million with the majority of the expenditures in the 2016-2023 timeframe. This estimate is reflected in our asset retirement obligations (“AROs”).
Asset Retirement Obligations
AROs are recorded as liabilities on our unaudited consolidated balance sheets at their Net Present Value (“NPV”) using interest rates ranging from 10 percent to 19.4 percent. The following table presents the NPV and projected obligation as of September 30, 2016:

		Projected Obligation by Period
(amounts in millions)	NPV	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
CCR	$41	$—	$3	$28	$38	$69
Non-CCR	9	1	2	9	79	91
Total AROs	$50	$1	$5	$37	$117	$160

At September 30, 2016, Genco CCR AROs consisted of projected expenditures of $69 million related to surface impoundments and groundwater monitoring. Non-CCR AROs consisted of projected expenditures of $55 million related to asbestos removal, $28 million related to surface impoundments and groundwater monitoring, and $8 million related to landfill closures.
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

•	projected operating or financial results, including anticipated cash flows from operations, revenues, and profitability;

•	expectations regarding our compliance with the unsecured notes indenture and any applicable financial ratios and other payments;

•	beliefs about the outcome of legal, administrative, legislative, and regulatory matters;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	our ability to mitigate forced outage risk, including managing risk associated with CP in PJM;

•	our ability to optimize our assets through targeted investment in cost effective technology enhancements;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	our access to necessary capital, including short-term credit and liquidity;

•	our assessment of our liquidity, including liquidity concerns which have resulted in limited access to third-party financing sources and our ability to meet future obligations;

•	the inability of our counterparties and affiliates to meet their obligations with respect to contracts, credit agreements, and financial instruments;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	expectations regarding performance standards and capital and maintenance expenditures;

•	beliefs concerning the restructuring of our long-term debt, including the RSA, the Restructuring, the Exchange Offer and the Plan; and

•	the timing and anticipated benefits to be achieved through our company-wide improvement programs, including our Producing Results through Innovation by Dynegy Employees (“PRIDE”) initiative.

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
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K for the year ended December 31, 2015 for detailed disclosures about market risk. There have been no changes in our market risk exposures and how those exposures are managed during the nine months ended September 30, 2016.
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2016.

PART II. OTHER INFORMATION
Item 1—LEGAL PROCEEDINGS
Please read Note 9—Commitments and Contingencies to the accompanying unaudited consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.
Item 1A—RISK FACTORS
Please read Item 1A—Risk Factors of our Form 10-K for factors, risks, and uncertainties that may affect future results.
Item 6—EXHIBITS
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1	Restructuring Support Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on October 14, 2016 File No. 001-33443).
10.2
Amendment to Restructuring Support Agreement dated October 21, 2016 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Dynegy Inc. for the Quarter Ended September 30, 2016 File No. 001-33443).

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

ILLINOIS POWER GENERATING COMPANY

Date:	November 10, 2016	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer (Principal Financial Officer)